Form 10-K
period 2014-12-31
Wells Fargo Real Estate Investment Corp.
filed 2015-03-05
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)
For the Fiscal year ended December 31, 2014
Commission file number 1-36768
Wells Fargo Real Estate Investment Corporation
(Exact name of registrant as specified in its charter)

Delaware	56-1986428
(State of incorporation)	(I.R.S. Employer Identification No.)
90 South 7th Street, 13th Floor
Minneapolis, Minnesota 55402
(Address of principal executive offices)
(Zip Code)
(855) 825-1437
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
6.375% Cumulative Perpetual Series A Preferred Stock	New York Stock Exchange, Inc. (the “NYSE”)

Securities registered pursuant to Section 12(g) of the Exchange Act:
TITLE OF EACH CLASS
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of December 31, 2014, none of Wells Fargo Real Estate Investment Corporation’s voting or nonvoting common equity was held by non-affiliates).
As of February 27, 2015, there were 645 shares of the registrant’s common stock outstanding.

FORM 10-K
CROSS-REFERENCE INDEX

This Annual Report on Form 10-K for the year ended December 31, 2014 (this Report), including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forward-looking statements due to several factors. Some of these factors are described in Part II, Item 7 in the Financial Review and in Part II, Item 8 in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in Part II, Item 7 of this Report.

“WFREIC,” the “Company,” “we,” “our,” and “us” refer to Wells Fargo Real Estate Investment Corporation, and where relevant, Wells Fargo Bank, National Association, acting on our behalf; “WPFC” refers to Wachovia Preferred Funding Corp.; the “Bank” refers to Wells Fargo Bank, National Association; and “Wells Fargo” refers to Wells Fargo & Company.
Part I

Item 1. Business.
General
We are a Delaware corporation incorporated on August 29, 1996 and have been operating as a real estate investment trust (REIT) for U.S. federal income tax purposes since our formation. We are a direct subsidiary of WPFC and an indirect subsidiary of Wells Fargo and the Bank.

Our organizational structure as of December 31, 2014 was:

Wells Fargo & Company
(100% of the common stock of Wells Fargo Bank, National Association, directly and indirectly)
Wells Fargo Bank, National Association
(100% of the common stock of Wachovia Preferred Funding Corp., directly and indirectly)
Wachovia Preferred Funding Corp.
(100% of the common stock of Wells Fargo Real Estate Investment Corporation)
$275,000,000 Aggregate Liquidation Preference Series A Preferred Stock
(100% Public Investors)
$667,000 Aggregate Liquidation Preference Series B Preferred Stock
(80.25% Wachovia Preferred Funding Corp.
18.74% Current or Former Wells Fargo Employees and Other Third-Party Investors
1.01% Wells Fargo & Company)
Wells Fargo Real Estate Investment Corporation

Our principal business is to acquire, hold and manage predominantly domestic mortgage assets and other authorized investments.
Although we have the authority to acquire interests in real estate loans and other authorized investments from unaffiliated third parties, as of December 31, 2014, substantially all of our interests in mortgages and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. The Bank originated the loans, purchased them from another financial institution or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time real estate loans or other assets from unaffiliated third parties. In addition, we may acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank.
In November 2013, WPFC contributed $7.1 billion of loans in the form of an assignment of their participation interests from the bank. The contribution of assets was an equity transaction between entities under common control; therefore, the assets were recorded at their WPFC book value, including allowance for credit losses and unamortized premiums and discounts on loans. WPFC also contributed $1.5 billion of cash during 2013. We did not issue additional shares of common stock to WPFC in respect of this contribution; accordingly, the contributions were recorded as an increase in additional paid-in capital.
Substantially all of the loans in our portfolio currently are serviced by the Bank pursuant to the terms of loan participation and servicing and assignment agreements. The Bank has delegated servicing responsibility for certain loans to third parties, which are not affiliated with us or the Bank.
General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

General

We do not have lending operations. Instead, we expect to acquire our loans principally from the Bank. See “Assets in General; Participation Interests and Transfers” in this Report.

Authorized Investments

As a REIT, the Internal Revenue Code of 1986, as amended (the Code), requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code also requires that not more than 25% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. We make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our independent directors, to determine that it is in our best interest and the best interest of our stockholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. For the tax year ended December 31, 2014, we expect to be taxed as a REIT.
REITs generally are subject to tax at the maximum corporate rate on income from foreclosure property less deductible expenses directly connected with the production of that income. Income from foreclosure property includes gain from the sale of foreclosure property and income from operating foreclosure property, but income that would be qualifying income for purposes of the 75% gross income test is not treated as income from foreclosure property. Qualifying income for purposes of the 75% gross income test includes, generally, rental income and gain from the sale of property not held as inventory or for sale in the ordinary course of a trade or business.
Additionally, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act of 1940 (the Investment Company Act). Therefore, we do not intend to:

•	invest in the securities of other issuers for the purpose of exercising control over such issuers;

•	underwrite securities of other issuers;

•	actively trade in loans or other investments;

•	offer securities in exchange for property; or

•	make loans to third parties, including our officers, directors or other affiliates.

Investment Company Act of 1940

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which for these purposes includes loans and participation interests therein of the types owned by us. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.
We believe that we qualify, and intend to conduct our operations so as to continue to qualify, for the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) excludes from the definition of an investment company entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” As reflected in a series of no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that in order to qualify for this exclusion, an issuer must maintain

•	at least 55% of the value of its assets in “mortgages and other liens on and interests in real estate” (Qualifying Interests),

•	at least an additional 25% of its assets in other permitted real estate-type interests (reduced by any amount the issuer held in excess of the 55% minimum requirement for Qualifying Interests), and

•	no more than 20% of its assets in other than Qualifying Interests and real estate-type assets, and also that the interests in real estate meet other criteria described in such no-action letters. Mortgage loans that were fully and exclusively secured by real property, as well as participation interests in such loans meeting certain criteria described in such no-action letters, including that the holders of the participation interests have (i) approval rights in connection with any material decisions pertaining to the administration and servicing of the loan and with respect to material modifications to the loan agreements, and (ii) in the event that the loan becomes non-performing, effective control over the remedies relating to the enforcement of the mortgage loan, including ultimate control of the foreclosure process, by having the right to (a) appoint the special servicer to manage the resolution of the loan; (b) advise, direct or approve the actions of the special servicer; (c) terminate the special servicer at any time with or without cause; (d) cure the default so that the mortgage loan is no longer non-performing and (e) purchase any senior participation interest in the underlying mortgage loan at par value plus accrued interest such that the holder would then own the entire mortgage loan, are generally qualifying real estate assets for purposes of the Section 3(c)(5)(C) exclusion. We believe that our participation interests in mortgage loans satisfy these criteria and that we otherwise qualify for the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act.
The provisions of the Investment Company Act therefore may limit the assets that we may acquire. We have established a policy of limiting authorized investments that are not Qualifying Interests or other permitted real estate-type assets to no more than 20% of the value of our total assets to comply with these provisions.
Generally, the Code designation for REIT Qualified Assets is less stringent than the Investment Company Act designation for Qualifying Interests or other permitted real estate-type assets, due to the ability under the Code to treat cash and cash equivalents as REIT Qualified Assets and a lower required ratio of REIT Qualified Assets to total assets.
Because we are not deemed to be an investment company in accordance with the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act, Wells Fargo’s and the Bank’s ownership interests in us are therefore not prohibited by the provisions of Section 619 of the Dodd-Frank Act, the so called “Volcker Rule,” and the rules and regulations jointly promulgated thereunder.

Assets in General; Participation Interests and Transfers

We have acquired, or accepted as capital contributions, participation interests in loans both secured and not secured by real estate along with other assets. We anticipate that we will acquire, or receive as capital contributions, loans or other assets from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us.
Substantially all of our interests in mortgages and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
In general, the Bank initially transfers participation interests in loans to a subsidiary of the Bank that does not have a direct or indirect ownership interest in us, which then transfers such participation interests to the Company. We may from time to time transfer such participation interests back to such a subsidiary, which may ultimately transfer such interests back to the Bank.
Pursuant to the terms of the relevant participation and servicing and assignment agreements, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank. As such, the transfers do not qualify for sale accounting; however, the assets continue to be classified as loans in our financial statements because the returns and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. The Company initially measures the non-recourse receivables at the cash proceeds exchanged which represents the fair value of the transferred loans.
We also have the authority to acquire interests in loans and other assets directly from unaffiliated third parties. In addition, we may acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank.

Consumer Loans

Our consumer loan portfolio consists of real estate 1-4 family first mortgage loans and real estate 1-4 family junior lien mortgage loans. We refer to residential mortgage loans primarily made for personal, family or household use and evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on 1-4 family real estate property as “real estate 1-4 family first mortgage loans” and those creating a lien junior to a first lien on 1-4 family real estate property as “real estate 1-4 family junior lien mortgage loans” and collectively as “real estate 1-4 family mortgage loans” or “consumer loans.”

Real Estate 1-4 Family First Mortgage Loans

We have acquired both conforming and non-conforming real estate 1-4 family mortgage loans from the Bank. Conforming real estate 1-4 family mortgage loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Non-conforming real estate 1-4 family mortgage loans are real estate 1-4 family mortgage loans that do not qualify in one or more respects for purchase by FHLMC or FNMA under their standard programs. The Bank sells substantially all conforming loans to FNMA or FHLMC; accordingly, we acquire primarily non-conforming loans from the Bank. Therefore, at December 31, 2014, 94% of the carrying value of our real estate 1-4 family mortgage loans was non-conforming and 6% was conforming. A majority of the non-conforming real estate 1-4 family mortgage loans acquired by us to date are non-conforming because they have original principal balances that exceeded the program requirements, the original terms are shorter than the minimum requirements at the time of origination, the original balances are less than the minimum program requirements, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.
The properties underlying real estate 1-4 family mortgage loans consist of single-family detached units, individual condominium units, 2-4 family dwelling units and townhouses.
Our portfolio of real estate 1-4 family mortgage loans consists of both adjustable and fixed rate mortgage loans.

Real Estate 1-4 Family Junior Lien Mortgage Loans

Our portfolio of real estate 1-4 family junior lien mortgage loans includes loans each secured by a junior lien mortgage that primarily is on the borrower’s residence and typically are made for reasons such as home improvements, acquisition of furniture and fixtures, purchases of automobiles and debt consolidation. Generally, junior liens are repaid on an amortization basis. Substantially all of our portfolio of real estate 1-4 family junior lien mortgage loans consists of loans that bear interest at fixed rates.

Commercial Loans

Our commercial loan portfolio consists of commercial properties secured by real estate (CSRE) loans and commercial and industrial (C&I) loans. CSRE loans are loans secured by a mortgage or deed of trust on a multi-family residential or commercial real estate property or real estate construction loans secured by real property. C&I loans are loans for commercial, financial or industrial purposes, whether secured or unsecured, single-payment or installment. Unsecured loans are more likely than secured loans to result in a loss upon default.
Our CSRE portfolio consists of both mortgage loans and construction loans and these loans are primarily secured by real estate. As of December 31, 2014, the majority of the loans in our C&I loan portfolio, as measured by the outstanding principal amount, were unsecured and the remainder were secured by short-term assets, such as accounts receivable, inventory and securities, or long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment. Unsecured loans are more likely than secured loans to result in a loss upon default.
Our commercial loan portfolio consists of both adjustable and fixed rate loans.
Dividend Policy

We expect to distribute annually an aggregate amount of dividends with respect to our outstanding capital stock equal to approximately 100% of our REIT taxable income for U.S. federal income tax purposes. REIT taxable income means the taxable income of a REIT, which generally is computed in the same fashion as the taxable income of any corporation, except that (a) certain deductions are not available, such as the deduction for dividends received, (b) it may deduct dividends paid (or deemed paid) during the taxable year, (c) net capital gains and losses are excluded, and (d) certain other adjustments are made. Such dividend distributions may in some periods exceed net income determined under generally accepted accounting principles (GAAP) due to differences in income and expense recognition for REIT taxable income determination purposes. In order to remain qualified as a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our stockholders.
Dividends will be authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, Delaware corporation law, economic conditions, tax considerations and our continued qualification as a REIT. Although there can be no assurance, we currently expect that both our cash available for distribution and our REIT taxable income will be in excess of the amounts needed to pay dividends on all of our outstanding series of preferred stock, even in the event of a significant drop in interest rate levels or increase in allowance for loan losses because:

•	substantially all of our real estate loans and other qualified investments are interest-bearing;

•	while from time to time we may incur indebtedness, we will not incur an aggregate amount that exceeds 20% of our stockholders’ equity;

•	we expect that our interest-earning assets will continue to exceed the liquidation preference of our preferred stock; and

•	we anticipate that, in addition to cash flows from operations, additional cash will be available from principal payments on the loans we hold.
Accordingly, we expect that we will, after paying the dividends on all of our preferred stock, pay dividends to holders of shares of our common stock in an amount sufficient to comply with applicable requirements regarding qualification as a REIT.
Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency (the OCC) will have the authority to issue an order that restricts our ability to make dividend payments to our common and preferred stockholders. National banking laws and other banking regulations limit the total dividend payments made by a consolidated banking entity to be the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator. In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2014, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines. Finally, Wells Fargo and its subsidiaries, including WFREIC, are subject to broad prudential supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve), which may result in a limitation on or the elimination of our ability to pay dividends on our common and preferred stock, including, for example, in the event that the OCC had not otherwise restricted the payment of such dividends as described above and the Federal Reserve determines that such payment would constitute an unsafe and unsound practice.

Conflicts of Interest and Related Management Policies and Programs

General
In administering our loan portfolio and other authorized investments pursuant to the loan participation and servicing and assignment agreements, the Bank has a high degree of autonomy. We have, however, adopted certain practices to guide our administration with respect to the acquisition and disposition of assets, use of leverage, credit risk management, and certain other activities. The loan participation and servicing and assignment agreements may be amended, at the discretion of our board of directors and, in certain circumstances subject to the approval of a majority of our independent directors, from time to time without a vote of our stockholders. A majority of the members of our board of directors are considered independent from us and the Bank.

Asset Acquisition and Disposition Policies

Management determines the timing of loan acquisitions by considering available cash and borrowing capacity on our Bank line of credit in conjunction with requirements to maintain our REIT status. Once the decision is made to acquire loans, management works with the respective business lines within the Bank to identify loans to be acquired. These loans are evaluated against credit criteria approved by our board of directors that consumer and commercial loans must meet to be eligible for us to acquire.
The criteria approved for participation interests in consumer loans include:

•	loans must be performing, meaning they are current;

•	the borrower has made at least 3 payments;

•	the borrower’s Fair Isaac Corporation (FICO) score is above established thresholds;

•	the loans must have loan to value (LTV)/combined loan to value (CLTV) below established thresholds;

•	loans must be unencumbered; and

•	loans must be secured by real property such that they are REIT Qualified Assets.
The criteria approved for participation interests in commercial loans include:

•	loans must be performing, meaning they are current;

•	loans must be designated as Pass under the Bank’s borrower and collateral quality ratings; and

•	loans must be secured by real property such that they are REIT Qualified Assets.
The above criteria may be amended from time to time at the discretion of our board of directors.
In addition, the board of directors has limited our acquisitions so that non-Qualifying Interests and other permitted real estate-type assets for purposes of the exclusion from the definition of an investment company provided by Section 3(c)5(C) of the Investment Company Act will be no greater than 20% of the total value of our total assets. We do not have specific policies with respect to the percentage of consumer and commercial loans we hold.
From time to time, we may accept as capital contributions loans that are in nonaccrual status. For example, as part of the November 2013 asset contribution from WPFC, we accepted $304.3 million of loans in nonaccrual status.
We monitor and administer our asset portfolio by investing the proceeds of our assets in other interest earning assets such that our aggregate pro forma funds from operations (FFO) over any period of four fiscal quarters will equal or exceed 150% of the amount that would be required to pay full annual dividends on our Series A and Series B preferred stock, as well as any parity stock, except as may be necessary to maintain our status as a REIT.
We may from time to time acquire whole loans or participation interests in loans directly from unaffiliated third parties. It is our intention that any whole loans or participation interests acquired directly from unaffiliated third parties will meet the same general criteria as the loans or participation interests we acquire from the Bank.
In the past, we have acquired or accepted as capital contributions whole loans and participation interests in loans both secured and not secured by real property along with other assets. We anticipate that we will acquire, or receive as capital contributions, interests in additional real estate secured loans from the Bank. We may use any proceeds received in connection with the repayment or disposition of loans in our portfolio to acquire additional loans. Although we are not precluded from acquiring additional types of whole loans, loan participation interests or other assets, we anticipate that additional loans acquired by us will be of the types described above under the heading “General Description of Mortgage Assets and Other Authorized Investments; Investment Policy.”
We may from time to time acquire a limited amount of other authorized investments. Although we do not intend to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by real estate 1-4 family mortgage loans or commercial real estate properties located throughout the U.S., we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. As of December 31, 2014, we did not hold any mortgage-backed securities.
We do not have a direct contractual relationship with borrowers under the loan participation and servicing and assignment agreements. As the holder of participation interests in loans, substantially all of which currently are serviced by the Bank, the Company is dependent on the servicing and efforts of the Bank. See “Servicing” in this Report.

Credit Risk Management Policies

For a description of our credit risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in this Report.

Conflict of Interest Policies

Because of the nature of our relationship with the Bank and its affiliates, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, our acquisition of loans from, or disposition of loans to, the Bank, foreclosure on defaulted loans and the modification of loan participation and servicing and assignment agreements. It is our policy that the terms of any financial transactions with the Bank will be consistent with those available from third parties in the lending industry.
Conflicts of interest among us and the Bank or its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that the Bank or its affiliates may have with a borrower under a loan. Conflicts also could arise in connection with actions taken by us or the Bank or its affiliates. In addition, conflicts could arise between the Bank or its affiliates and us in connection with modifications to consumer loans, including under modifications made pursuant to the Bank’s proprietary programs and pursuant to the U.S. Treasury’s Making Home Affordable (“MHA”) programs and the Home Affordable Modification Program (“HAMP”), for first lien loans and Second Lien Mortgage Program (“2MP”) for junior lien loans.
It is our intention that any agreements and transactions between us and the Bank or its affiliates, including, without limitation, any loan participation and servicing and assignment agreements, be fair to all parties and consistent with market terms for such types of transactions. Our board of directors consists of a majority of independent directors, and the requirement in our amended and restated certificate of incorporation that certain of our actions be approved by a majority of our independent directors is intended to ensure fair dealings among us and the Bank or its affiliates. There can be no assurance, however, that any such agreement or transaction will not differ from terms that could have been obtained from unaffiliated third parties.
There are no provisions in our amended and restated certificate of incorporation limiting any of our officers, directors, stockholders, or affiliates from having any direct or indirect pecuniary interest in any asset to be acquired or disposed of by us or in any transaction in which we have an interest or from engaging in acquiring, holding, and managing our assets or from engaging for their own account in business activities of the type conducted by us. It is expected that the Bank will have direct interests in transactions with us, including, without limitation, the sale of assets to us; however, except as borrowers under consumer loans, none of our officers or directors will have any interests in such mortgage assets.

Other Policies

We may, under certain circumstances, purchase shares of our capital stock in the open market or otherwise. We have no present intention of repurchasing any of our shares of capital stock, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

Servicing

Substantially all the loans in our portfolio currently are serviced by the Bank pursuant to the terms of loan participation and servicing and assignment agreements. The Bank has delegated servicing responsibility for certain consumer loans to third parties that are not affiliated with us or the Bank or its affiliates.
We pay the Bank monthly loan servicing fees for its services under the terms of the loan participation and servicing and assignment agreements. The amount and terms of the fee are determined by mutual agreement of the Bank and us from time to time during the terms of the loan participation and servicing and assignment agreements.
Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month or (c) a total loan commitment amount. See Note 6 (Transactions with Related

Parties) to Financial Statements in this Report for more details.
The loan participation and servicing and assignment agreements require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. The Bank also provides accounting and reporting services required by us for our participation interests and loans. We also may direct the Bank to dispose of any loans that are classified as nonperforming, placed in a nonperforming status or renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the loan participation and servicing and assignment agreements, including any payment to its affiliates or third parties for servicing the loans.
In accordance with the terms of the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan in the event of a default as well as certain other rights. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property. In the event it is determined that it would be uneconomical to foreclose on the related property, the entire outstanding principal balance of the real estate 1-4 family mortgage loan may be charged off. In addition, we may separately agree with the Bank to sell a defaulted loan back to the Bank at its estimated fair value.
We anticipate that the Bank will continue to act as servicer of any additional loans that we acquire from the Bank. We anticipate that any such servicing arrangement that we enter into in the future with the Bank will contain fees and other terms that most likely will differ from, but be substantially equivalent to, those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire loans or participation interests from unaffiliated third parties, we anticipate that such loans or participation interests may be serviced by entities other than the Bank.
It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.

Pledge of Loans on Behalf of the Bank

The Bank accesses secured borrowing facilities through the Federal Home Loan Banks and through the discount window of the Federal Reserve Banks. The Bank is currently a member of the Federal Home Loan Bank of Des Moines and the Federal Reserve Bank of San Francisco. Federal Home Loan Banks are cooperatives that lending institutions use to finance housing and economic development in local communities. Federal Home Loan Banks make loans, or advances, to their members on the security of mortgages and other eligible collateral pledged by the borrowing member. The discount window of the Federal Reserve Banks generally provides access to short-term, usually overnight, borrowing.
Effective 2015, we may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan

Banks or the discount window of Federal Reserve Banks; provided that, after giving effect to any and all such pledges of assets, the unpaid principal balance of our total unpledged, performing assets (which, for the avoidance of doubt, shall not be pledged in respect of any other indebtedness we incur or otherwise) will equal or exceed three times the sum of the aggregate liquidation preference of our Series A and Series B preferred stock then outstanding plus any other parity stock then outstanding. Performing assets are assets other than nonaccrual loans and foreclosed assets. None of our assets are currently pledged.
A Federal Home Loan Bank has priority over other creditors with respect to assets pledged to it. In the event the Bank defaults on an advance from a Federal Home Loan Bank, the Federal Home Loan Bank will own the pledged assets, and we will lose these assets. In the event the Bank defaults on a discount window advance, the Federal Reserve Bank may take possession of the pledged assets, and we may lose the assets. Although the Bank is obligated to reimburse us for these losses, it is likely that the Bank will be in receivership when such a default occurs. In that case, these losses would be borne by us, which could affect our financial condition, results of operations and cash flows.
In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. Any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors.

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to hold interests in mortgage and other loans in addition to those in the current portfolio and that a majority of all of these loans will be obtained from the Bank. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, savings banks, finance companies, mortgage bankers or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face competition similar to that which the Bank faces in acquiring such loans or participation interests.

Regulatory Considerations

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. Proposals that further increase regulation of the financial services industry have been and are expected to continue to be introduced in the U.S. Congress, in state legislatures and before various regulatory agencies that supervise our operations. In addition, not all regulations authorized or required under the Dodd-Frank Act have been proposed or finalized by federal regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act that have not yet been proposed or finalized. Any such new legislation or regulation could be the basis of a regulatory event that would permit us to redeem our Series A preferred stock.
As a REIT, we are subject to regulation under the Code. The Code requires us to invest at least 75% of the total value of our assets in REIT Qualified Assets. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act. See “— General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report for more detailed descriptions of the requirements of the Code applicable to us and the requirements we have to follow in order not to be subject to regulation under the Investment Company Act. Any new legislation or new regulations, administrative interpretations or court decisions related to the Code or the Investment Company Act could be the basis of a tax event or an investment company event that would permit us to redeem our Series A preferred stock.
Under certain circumstances, the OCC and the Federal Reserve have the authority to restrict our ability to make dividend payments to our stockholders. See “— Dividend Policy” in this Report for a more detailed description of such restrictions. The Bank is also regulated by the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau ("CFPB") and the Federal Reserve Bank of San Francisco.

Employees

We have two executive officers who are also executive officers of Wells Fargo. Our non-executive officers are also officers or employees of Wells Fargo and/or certain of its affiliates, including the Bank. We do not anticipate that we will require any additional employees because employees of the Bank are servicing the loans under the participation and servicing and assignment agreements. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under real estate 1-4 family mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets.

Executive Offices

Our principal executive offices are located at 90 South 7th Street, 13th Floor, Minneapolis, Minnesota 55402 (telephone number (855) 825-1437).

Available Information

The Company does not maintain its own website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible without charge on the SEC’s website, www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations/filings.

Item 1A.	Risk Factors.
Information in response to this item can be found in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” in this Report, which information is incorporated by reference into this item.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

The Company does not own any properties and our primary executive offices are used primarily by affiliates of Wells Fargo. Because we do not have any of our own employees who are not also employees of Wells Fargo or the Bank, we do not need office space for such employees. All officers of the Company are also officers of Wells Fargo and/or certain of its affiliates, including the Bank and perform their services from office space owned or leased by Wells Fargo or the Bank, as applicable.
Item 3. Legal Proceedings.

We are not currently involved in nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to our results of operations for any particular period.

Item 4.	Mine Safety Disclosures.
Not applicable.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.
General

The Company’s common stock is owned by WPFC. The Company’s Series B preferred stock is owned by Wells Fargo and WPFC as well as current and former employees of Wells Fargo and other third party investors. The common stock and Series B preferred stock are not listed on any securities exchange. The Series A preferred stock is listed on the NYSE.
Use of Proceeds

On December 11, 2014, we closed our initial public offering (IPO) in which we sold 11,000,000 shares of our Series A preferred stock at a price to the public of $25.00 per share for an aggregate price of $275.0 million. Net proceeds to us were approximately $266.0 million after deducting underwriting discounts and commissions and other offering expenses of approximately $9.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-11 (File No. 333-198948), which was declared effective on December 4, 2014. The managing underwriters of the IPO were Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and UBS Securities LLC. Following the sale of the Series A preferred stock in connection with the closing of the IPO, the offering terminated.

All of the net proceeds from the IPO were paid to the Bank, which is our affiliate, to reduce the outstanding balance on our line of credit and to fund the acquisition of qualifying REIT assets in December 2014. In addition, our affiliates, Wells Fargo Securities, LLC and Wells Fargo Advisors, LLC, received their applicable portion of the underwriting discounts and commissions pursuant to the underwriting agreement for the IPO. No other payments were made by us to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There was no material change in our planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 8, 2014, pursuant to Rule 424(b) under the Securities Act.

Dividends

For the year ended December 31, 2014, the Company declared and paid (i) cash dividends of $85 per share on its Series B preferred stock and (ii) cash dividends of $934,884 per share on its common stock. The Company also declared $0.09 per share on its Series A preferred stock to be paid with the first quarterly dividend in March 2015. For the year ended December 31, 2013, the Company declared and paid (i) cash dividends of $85 per share on its Series B preferred stock and (ii) cash dividends of $496,124 per share on its common stock. Please see Part I, Item 1 “Business — Dividend Policy” in this Report for a description of our policies regarding dividends.

Equity Compensation Plans

The Company does not have any equity compensation plans. Our two executive officers are executive officers of Wells Fargo and receive certain equity-based compensation from Wells Fargo. See Part III, Item 11 “Executive Compensation” in this Report for more information.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.	Selected Financial Data.
As reflected on the following table, selected financial data for years ended December 31, 2014, is derived from our audited financial statements. This data should be read in conjunction with the financial statements, related notes and other financial information presented elsewhere in this Report.

	Year ended December 31,
(in thousands, except per share data)	2014	2013 (1)	2012	2011
Income statement data
Net interest income	$695,028	297,425	203,422	240,385
Noninterest income	653	225	491	728
Revenue	695,681	297,650	203,913	241,113
Provision for credit losses	6,665	18,235	45,376	35,615
Noninterest expense	51,052	21,985	15,445	16,119
Net income	637,964	257,430	143,092	189,379
Diluted earnings per common share	987,419	399,028	221,760	293,522
Dividends declared per common share	934,884	496,124	288,372	361,240
		December 31,
		2014	2013 (1)	2012
Balance sheet data
Loans, net of unearned income		12,949,277	13,120,341	4,112,498
Allowance for loan losses		184,437	243,752	65,340
Total assets		12,859,405	12,966,194	4,114,993
Total liabilities		502,888	909,563	452,371
Total stockholders’ equity		12,356,517	12,056,631	3,662,622

(1) Includes $7.0 billion asset contribution from WPFC in November 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Review
In November 2013, WPFC contributed $7.1 billion of consumer and commercial loans in the form of an assignment of their participation interests from the Bank, $18.0 million of accrued interest and $2.4 million of foreclosed assets to us. The contribution of assets was an equity transaction between entities under common control; therefore the assets were recorded at their WPFC book value, including the allowance for credit losses of $197.1 million and unamortized premiums and discounts on loans.

Summary Financial Data
($ in thousands, except per share data)	2014	2013	% Change
For the year
Net income	$637,964	257,430	148%
Net income applicable to common stock	636,885	257,373	147
Diluted earnings per common share	987,419	399,028	147
Profitability ratios
Return on average assets	5.03%	4.49	12
Return on average stockholders’ equity	5.25	4.99	5
Average stockholders’ equity to assets	95.86	89.88	7
Common dividend payout ratio (1)	94.68	124.33	(24)
Dividend coverage ratio (2)	3,627	NA	NA
Total revenue	$695,681	297,650	134
Average loans	12,673,589	5,599,538	126
Average assets	12,672,392	5,734,306	121
Net interest margin	5.47%	5.22	5
Net loan charge-offs	$62,031	34,626	79
As a percentage of average total loans	0.49%	0.62	(21)
At year end
Loans, net of unearned income	$12,949,277	13,120,341	(1)
Allowance for loan losses	184,437	243,752	(24)
As a percentage of total loans	1.42%	1.86	(24)
Assets	$12,859,405	12,966,194	(1)
Total stockholders’ equity	12,356,517	12,056,631	2
Total nonaccrual loans and foreclosed assets	323,995	428,436	(24)
As a percentage of total loans	2.50%	3.27	(24)
Loans 90 days or more past due and still accruing (2)	$10,260	18,182	(44)

(1)	Dividend declared per common share as a percentage of earnings per common share.

(2)
The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters' funds from operations (defined as GAAP net income, excluding gains (or losses) from sales of property) by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. The certificate of designation for the Series A preferred stock limits, among other matters, our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%.

(3)
The carrying value of purchased credit-impaired (“PCI”) loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the selected financial data set forth in Part II, Item 6 and our audited financial statements and related notes included in Part IV, Item 15 of this Report.

OVERVIEW

The Company is engaged in acquiring, holding and managing predominantly domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a REIT for federal income tax purposes.
We are a direct subsidiary of WPFC and an indirect subsidiary of Wells Fargo and the Bank.
As of December 31, 2014, we had $12.9 billion in assets, consisting substantially of real estate loan participation interests (loans). Substantially all of our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

REIT Tax Status
For the tax year ended December 31, 2014, we complied with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.
In the event we do not continue to qualify as a REIT, earnings and cash provided by operating activities available for distribution to shareholders would be reduced by the amount of any applicable income tax obligation. Given the level of earning assets, we currently expect there would be sufficient earnings and ample cash to pay preferred dividends. The preferred and common dividends we pay as a REIT are ordinary investment income not eligible for the dividends-received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers. If we were not a REIT, preferred and common dividends we pay generally would qualify for the dividends received deduction for corporate shareholders and the favorable qualified dividend tax rate applicable to non-corporate taxpayers.

Financial Performance
We earned net income of $638.0 million in 2014, or $987,419 diluted earnings per common share, compared with $257.4 million in 2013, or $399,028 diluted earnings per common share, and $143.1 million, or $221,760 diluted earnings per common share, in 2012. The 2014 increase in net income was primarily attributable to increased interest income resulting from a larger average interest-earning asset base due to the contribution of assets by WPFC in November 2013, as well as an increase in yield and a lower provision for credit losses.

Series A Preferred Stock Offering
In December 2014, the Company sold 11,000,000 shares of our Series A preferred stock in a registered public offering at a price to the public of $25.00 per share for an aggregate price of $275.0 million. Net proceeds to us were approximately $266.0 million after deducting underwriting discounts and commissions and other offering expenses of approximately $9.0 million. The net proceeds were used to reduce the outstanding balance on our line of credit with the Bank and to fund the acquisition of qualifying REIT assets in December 2014.

Asset Contributions
In November 2013, WPFC contributed $7.1 billion of consumer and commercial loans, $18.0 million of accrued interest and $2.4 million of foreclosed assets to the Company. The contribution of assets was an equity transaction between entities under common control; therefore the assets were recorded at their WPFC book value, including the allowance for credit losses of $197.1 million and unamortized premiums and discounts on loans. WPFC also contributed $1.5 billion of cash during 2013. We did not issue additional common stock to WPFC; accordingly the contributions were recorded as an increase in additional paid-in capital. There were no such contributions in 2014.
The weighted average FICO score and LTV ratio for real estate 1-4 family first mortgage loans included within the November 2013 contribution was 712 and 62%, respectively, compared with 752 and 60%, respectively, for the existing WFREIC portfolio. The weighted average FICO score and combined LTV for the contributed real estate 1-4 family junior lien mortgage portfolio was 706 and 85%, respectively, compared with 702 and 88%, respectively, for the existing WFREIC portfolio. The percentage of contributed commercial loan risk ratings, based on recorded investment, designated as Pass under the Bank's borrower and collateral quality ratings was 97%, compared with 84% for the existing WFREIC commercial portfolio.
The following table presents total loans contributed by portfolio segment, allowance for credit losses and other assets and liabilities contributed.

(in thousands)	2013
Loans:
Total commercial	$1,776,464
Total consumer	5,373,016
Total loans contributed	7,149,480
Allowance for loan losses	(196,784)
Allowance for unfunded commitments	(282)
Total allowance for credit losses	(197,066)
Other assets (liabilities) contributed:
Accrued interest receivable	18,040
Foreclosed assets	2,401
Servicing advances and accruals	(6,219)
Total net other assets contributed	14,222
Total assets contributed	$6,966,636

Loans
Total loans were $12.9 billion at December 31, 2014, compared with $13.1 billion at December 31, 2013. Net loans represented approximately 99% of assets at both December 31, 2014 and December 31, 2013. Loan pay-downs and pay-offs represented 21.2% and 34.9% of average loan balances during 2014 and 2013, respectively. In 2014 and 2013 we reinvested loan pay-downs by acquiring $801.0 million and $974.8 million, respectively, of commercial loans and $1.8 billion and $2.9 billion, respectively, of consumer loans.
Purchased credit-impaired (PCI) loans represented less than 1 percent of total loans at both December 31, 2014 and December 31, 2013. See Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report for additional information.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, continued to improve during 2014 reflecting the benefit of an improving economy and improving housing market. Net charge-offs were $62.0 million in 2014 (0.49% of average loans) compared with $34.6 million in 2013 (0.62% of average loans) and $46.9 million (1.43%) in 2012.
Reflecting continued improvement in delinquency and related loss estimates due to strong underlying credit performance, improving home prices and improving market conditions, our provision for credit losses was $6.7 million in 2014, compared with $18.2 million in 2013 and $45.4 million in 2012. The provisions for 2014, 2013 and 2012 were $55.3 million, $16.4 million and $1.5 million less than net loan charge-offs, respectively. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, housing market conditions, and general economic conditions.

Nonaccrual loans were $321.4 million at December 31, 2014, compared with $423.3 million at December 31, 2013. Loans 90 days or more past due and still accruing were $10.3 million at December 31, 2014, compared with $18.2 million at December 31, 2013.
See the “Risk Management — Credit Risk Management” in this Report for more information.

Capital Distributions
Dividends declared to holders of our Series A and Series B preferred stock totaled $1.1 million in 2014, which included $1.0 million in dividends on our Series A preferred stock to be paid with the first quarterly dividend in March 2015. Dividends declared on our Series B preferred stock totaled $57 thousand each year in 2014, 2013 and 2012. The outstanding shares of the Series B preferred stock are held by WPFC, Wells Fargo, current or former employees of Wells Fargo, and other third-party investors.
Dividends declared to holders of our common stock totaled $603.0 million, $320.0 million and $186.0 million in 2014, 2013 and 2012, respectively.

Earnings Performance

Net Income
We earned net income of $638.0 million, $257.4 million and $143.1 million in 2014, 2013 and 2012, respectively. The 2014 increase in net income was predominantly attributable to increased interest income resulting from a larger average interest-earning asset base due to the contribution of assets by WPFC in November 2013, as well as an increase in yield and a lower provision for credit losses. The 2013 increase in net income was primarily attributable to increased interest income resulting from a larger average interest-earning asset base, as well as a lower provision for credit losses.

Net Interest Income
Net interest income is the sum of interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $695.0 million in 2014, compared with $297.4 million and $203.4 million in 2013 and 2012, respectively. The increase in 2014 was predominantly due to an increase in the average balance of interest-earning assets, as well as an increase in yield. The increase in 2013 was primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in yield.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 5.47% in 2014 compared with 5.22% and 5.39% in 2013 and 2012, respectively. The average yield on total interest-earning assets was 5.49% in 2014 compared with 5.25% and 5.39% in 2013 and 2012, respectively. The increase in net interest margin and average yield in 2014 was primarily due to higher yielding loans contributed by WPFC in November 2013 compared with the existing portfolio. The decrease in net interest margin and average yield in 2013 was primarily due to reinvestment of pay-downs and pay-offs into lower yielding loans. Interest income included net discount accretion of $64.3 million in 2014 compared with $10.2 million in 2013 and $23.5 million in 2012. The increase in discount accretion in 2014 compared with 2013 was primarily driven by net acquisition discounts included with the loan contribution. The decrease in 2013 compared with 2012 was primarily driven by a decrease in loan pay-downs and pay-offs on those loans acquired with a discount.

Notwithstanding the 2013 loan contribution, we expect downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the low interest rate environment. The Company has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family mortgage loans, commercial loans and other REIT-eligible assets; however, interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the Interest Rate Risk section under “Risk Management” in this Report for more information on interest rates and interest income.
The Company has a $1.2 billion line of credit with the Bank. During 2014, 2013, and 2012, we borrowed on our line of credit in order to fund loan acquisitions. Interest expense related to borrowings on the line of credit was $1.4 million in 2014, compared with $1.2 million in 2013 and $26 thousand in 2012. Average borrowings were $367.5 million for 2014, compared with $318.2 million for 2013 and $6.9 million for 2012. The weighted average interest rate for all periods was 0.38%.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of changes that influenced net interest income. The dollar amount of changes in interest income related to our interest-earning assets and liabilities for the years ended December 31, 2014 and 2013 are presented in Table 2.

Table 1: Interest Income
	Year ended December 31,
			2014			2013
(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields
Earning assets
Commercial loans	$2,723,579	67,760	2.49%	$581,607	15,193	2.61%
Real estate 1-4 family loans	9,950,010	628,608	6.32	5,017,931	283,205	5.64
Interest-bearing deposits in banks and other interest-earning assets	22,677	57	0.25	93,697	237	0.25
Total interest-earning assets	$12,696,266	696,425	5.49	$5,693,235	298,635	5.25
Funding sources
Line of credit with the bank	367,479	1,397	0.38	$318,215	1,210	0.38
Total interest-bearing liabilities	$367,479	1,397	0.38	$318,215	1,210	0.38
Net interest margin and net interest income		$695,028	5.47%		$297,425	5.22%
.

	Year ended December 31,
			2012			2011
(in thousands)	Average balance	Interest income	Yields	Average balance	Interest income	Yields
Earning assets
Commercial loans	$449,424	10,318	2.30%	$578,688	12,813	2.21%
Real estate 1-4 family loans	2,836,831	192,062	6.77	3,071,792	227,398	7.40
Interest-bearing deposits in banks and other interest-earning assets	486,161	1,069	0.22	348,154	176	0.05
Total interest-earning assets	$3,772,416	203,449	5.39	$3,998,634	240,387	6.01
Funding sources
Line of credit with the bank	$6,853	26	0.38	$—	—	—
Total interest-bearing liabilities	$6,853	26	0.38	$—	—	—
Net interest margin and net interest income on a tax-equivalent basis (1)		$203,423	5.39%		$240,387	6.01%
(1) Includes tax-equivalent adjustments (only applicable to 2012 and 2011).

Table 2: Analysis of Changes in Interest Income
	Year ended December 31,
	2014 over 2013			2013 over 2012
	Interest income/ expense variance	Variance attributable to		Interest income/ expense variance	Variance attributable to
(in thousands)		Rate	Volume		Rate	Volume
Commercial loans	$52,567	(2,055)	54,622	4,875	1,631	3,244
Real estate 1-4 family loans	345,403	50,427	294,976	91,143	(44,240)	135,383
Interest-bearing deposits in banks and other interest-earning assets	(180)	(1)	(179)	(832)	96	(928)
Total interest-earning assets	$397,790	48,371	349,419	95,186	(42,513)	137,699
Line of credit with Bank	187	—	187	1,184	—	1,184
Total interest-bearing liabilities	$187	—	187	1,184	—	1,184

Provision for Credit Losses
The provision for credit losses was $6.7 million in 2014, compared with $18.2 million in 2013 and $45.4 million in 2012. The lower level of provision in 2014 and 2013 primarily reflected continued credit improvement, particularly in consumer loans primarily as a result of continued improvement in the housing market. Please refer to the “Balance Sheet Analysis” and “Risk Management-Credit Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Expense
Noninterest expense in 2014 was $51.1 million, compared with $22.0 million in 2013 and $15.4 million in 2012. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
Loan servicing costs were $37.3 million in 2014, compared with $13.7 million and $11.4 million in 2013, and 2012, respectively. The increases in 2014 and 2013 were the result of an increase in the average loan portfolio balance.

Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $3.1 million in 2014, compared with $2.0 million in 2013 and $2.1 million in 2012. The increase in management fees in 2014 related to an increase in allocated expenses, mainly technology and related support costs.
Foreclosed assets expense was $9.8 million in 2014, $5.9 million in 2013, and $1.6 million in 2012. The increases in 2014 and 2013 were due to higher costs of maintaining our foreclosed assets as well as a higher volume of foreclosure activity due to the November 2013 asset contribution. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $12.9 billion at December 31, 2014, and $13.0 billion at December 31, 2013.
Loans
Loans, net of unearned income were $12.9 billion at December 31, 2014 and $13.1 billion at December 31, 2013. In 2014, we acquired $1.8 billion of consumer loans and $801.0 million of commercial loans from the Bank at their estimated fair value. In addition to the $7.1 billion of loans contributed to us by WPFC in 2013, we acquired $2.9 billion of consumer loans and $974.8 million of commercial loans from the Bank at their estimated fair value. At December 31, 2014 and 2013, consumer loans represented 75% and 78% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $59.4 million to $184.4 million at December 31, 2014, from $243.8 million at December 31, 2013, primarily due to the continued improved portfolio performance of the residential real estate portfolio as a result of the continued improvement in the housing market.
At December 31, 2014, the allowance for loan losses included $165.7 million for consumer loans and $18.7 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
The accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $1.2 billion line of credit to finance loan acquisitions. At December 31, 2014 and December 31, 2013, we had $496.7 million and $901.4 million outstanding, respectively.

Retained Earnings (Deficit)
We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal income tax purposes before dividends paid deduction. Because our net income determined under GAAP may vary from the determination of REIT taxable income, periodic distributions may exceed our GAAP net income.
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2014 are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years.
The following table summarizes differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income.

Table 3: Taxable income before dividends paid deduction
	December 31,
(in thousands)	2014	2013	2012
Net income	$637,964	257,430	143,092
Tax adjustments:
Purchase accounting	11,706	57,629	38,948
Allowance for credit losses	(55,157)	(20,306)	(3,076)
Other	(671)	1,292	732
REIT taxable income (1)	593,842	296,045	179,696
Dividends declared	604,079	320,057	186,057

(1)	2014 REIT taxable income is an estimate.

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the audit committee of the board of directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework.

Allowance Governance Committee
The Company’s Allowance Governance Committee (the Committee) reviews the process and supporting analytics for the allowance for loan losses and the allowance for unfunded credit commitments to help ensure the allowance for credit losses (ACL) is maintained at an appropriate level for the Company in conformity with GAAP and regulatory guidelines. The Committee meets its responsibilities principally through its review of the process and supporting analytics employed to establish the allowance. The Committee participates in scheduled meetings during which information is presented, as appropriate, on the following items relating to the ACL:

•	review of the current loss estimates, including the factors and methodologies employed in estimating such amounts;

•	recent reviews, audits, and exams of ACL adequacy, effectiveness, related internal controls and governance process; and

•	recent accounting, regulatory and industry developments affecting the allowance process.

Wells Fargo’s Risk Management Framework and Culture
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk management framework, including enterprise-level management committees that have been established to inform the risk management framework and provide governance and advice regarding management functions. While these committees may not separately consider issues at the Company level, the assets of the Company are inherently subject to the oversight of these committees because those assets are consolidated on the Wells Fargo balance sheet. These Wells Fargo committees include:

•
the Enterprise Risk Management Committee, which meets regularly during the year and reviews significant and emerging risk topics and high-risk business initiatives, particularly those that may result in additional regulatory or reputational risk.

•
the Corporate Asset and Liability Committee, which is responsible for enterprise-wide oversight of Wells Fargo’s balance sheet, interest rate exposure, market risks, liquidity, and capital. The committee provides guidance and recommendations to Wells Fargo’s management and board of directors related to risk management for these areas.

•
the Market Risk Committee, which provides oversight of Wells Fargo’s market risk exposures to ensure significant market risks throughout the enterprise are identified, measured and monitored in accordance with the stated risk appetite.

•
the Operational Risk Management Committee, which provides a forum for senior risk managers to focus on enterprise-wide compliance and operational risk issues, and provides leadership and direction in evaluating management of operational risks, establishing priorities, and fostering collaboration and coordination of risk management activities across the enterprise.

•
the Corporate Allowance for Credit Losses Approval Governance Committee, which reviews the process and supporting analytics for allowance for loan and lease losses and the allowance for unfunded credit commitments to help ensure the Wells Fargo ACL is maintained at an appropriate level in conformity with GAAP and regulatory guidelines.

Management of the Company are members of each of the listed committees.

The Company is also subject to key elements of Wells Fargo’s enterprise risk management culture, which include the following:

•
Wells Fargo strongly believes in managing risk as close to the source as possible. Wells Fargo manages risk through three lines of defense, and the first line of defense is the team members in each line of business who are responsible for identifying, assessing, monitoring, managing, mitigating, and owning the risks in their businesses. All of Wells Fargo’s team members have accountability for risk management. Accordingly, those team members acting on behalf of the Company serve as the Company’s first line of defense such as in the case of the Company’s management and Allowance Governance Committee described above.

•
Wells Fargo recognizes the importance of strong oversight. Wells Fargo’s Corporate Risk group, led by its Chief Risk Officer who reports to the Risk Committee of Wells Fargo’s board of directors, as well as other corporate functions such as the Law Department, Corporate Controllers, and the Human Resources Department serve as the second line of defense and provide company-wide leadership, oversight, an enterprise view, and appropriate challenge to help ensure effective and consistent understanding and management of all risks by each line of business. Wells Fargo Audit Services, led by Wells Fargo’s Chief Auditor who reports to the Audit and Examination Committee of Wells Fargo’s board of directors, serves as the third line of defense and through its audit, assurance, and advisory work evaluates and helps improve the effectiveness of the governance, risk management, and control processes across the enterprise. The Company is subject to the oversight by these enterprise level lines of defense both at the Company level and via consolidation into Wells Fargo’s financial statements. In addition, Wells Fargo’s Chief Risk Officer is the Chief Executive Officer and a director of the Company, and senior management of Wells Fargo Audit Services regularly reports to the Company’s Audit Committee.

Further discussion and specific examples of reporting, measurement and monitoring techniques we use in each risk area are included within the subsequent sub-sections of the Risk Management section.

Credit Risk Management
Loans represent the largest component of assets on our balance sheet and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default

(failure to meet obligations in accordance with agreed upon terms).
The table below represents loans by segment and class of financing receivable and the weighted average maturity for those loans calculated using contractual maturity dates.

Table 4: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Maturity
	Loans outstanding		Weighted average maturity in years
(in thousands)	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
Commercial:
Commercial and industrial	$58,559	80,053	1.1	1.6
Secured by real estate	3,121,106	2,859,662	3.3	3.4
Total commercial	3,179,665	2,939,715	3.3	3.3
Consumer:
Real estate 1-4 family first mortgage	8,023,294	8,029,146	21.9	20.9
Real estate 1-4 family junior lien mortgage	1,746,318	2,151,480	16.5	16.9
Total consumer	9,769,612	10,180,626	21.0	20.1
Total loans	$12,949,277	13,120,341	16.6	16.3

The discussion that follows provides analysis of the risk elements of our various loan portfolios and our credit risk management and measurement practices. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more analysis and credit metric information.
In order to maintain our REIT status, the composition of our loan portfolio is highly concentrated in real estate.

We continually evaluate our credit policies and modify as necessary. Measuring and monitoring our credit risk is an ongoing process that tracks delinquencies, collateral values, FICO scores, economic trends by geographic areas, loan-level risk grading for certain portfolios (typically commercial) and other indications of credit risk. Our credit risk monitoring process is designed to enable early identification of developing risk and to support our determination of an appropriate allowance for credit losses.

LOAN PORTFOLIO BY GEOGRAPHY The following table is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 5: Loan Portfolio by Geography
	December 31, 2014
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$996,367	620,261	22,616	1,639,244	13%
Florida	264,882	825,056	232,057	1,321,995	10
New Jersey	164,716	619,790	344,973	1,129,479	9
Pennsylvania	17,238	735,862	265,365	1,018,465	8
North Carolina	168,036	613,590	126,444	908,070	7
All other states	1,568,426	4,608,735	754,863	6,932,024	53
Total loans	$3,179,665	8,023,294	1,746,318	12,949,277	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) Table 6 summarizes C&I loans by industry. We believe the C&I loan portfolio is appropriately underwritten and diversified. Our credit risk management process for this portfolio primarily focuses on a customer's ability to repay the loan through their cash flows. The majority of loans in our C&I portfolio are unsecured at December 31, 2014, with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 6: Commercial and Industrial Loans by Industry
	December 31, 2014
(in thousands)	Total	% of total C&I loans
Public administration	$14,333	24%
Real estate lessor	13,391	23
Entertainment	10,358	18
Food and beverage	7,255	12
Leasing	5,680	10
Non-residential construction	4,887	8
Industrial equipment	2,081	4
Healthcare	464	1
Other	110	—
Total loans	$58,559	100%

COMMERCIAL SECURED BY REAL ESTATE (CSRE) The CSRE portfolio consists of both mortgage loans and construction loans where loans are primarily secured by real estate. Table 7 summarizes CSRE loans by state and property type. To identify and manage newly emerging problem CSRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. We consider the creditworthiness of the customers and collateral valuations when selecting CSRE loans for acquisition. In future periods, we expect to consider acquisitions of CSRE loans in addition to other REIT qualifying assets such as real estate 1-4 family mortgage loans.

Table 7: CSRE Loans by State and Property Type
	December 31, 2014
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$996,370	32%
Florida	243,299	8
Illinois	175,318	6
North Carolina	167,929	5
Washington	163,963	5
All other states	1,374,227	44
Total loans	$3,121,106	100%
By property type:
Office buildings	$1,002,771	32%
Shopping centers	608,439	19
Warehouses	526,288	17
Retail establishments (restaurants, stores)	344,092	11
5+ multifamily residences	306,538	10
Manufacturing plants	117,540	4
Research and development	45,384	1
Motels/hotels	43,686	1
Institutional	36,582	1
Real estate collateral pool - multi-family	28,905	1
Other	60,881	3
Total loans	$3,121,106	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related combined loan-to-value (CLTV) ratio are presented in Table 8. Our underwriting and periodic review of loans collateralized by residential real property includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparable and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. Loans are underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. As a participant in the U.S. Treasury’s Making Home Affordable (MHA) programs, we are focused on helping customers stay in their homes. The MHA programs create a standardization of modification terms including incentives paid to borrowers, servicers, and investors. MHA includes the Home Affordable Modification Program (HAMP) for first lien loans and the Second Lien Modification Program (2MP) for junior lien loans. Under both our proprietary programs and the MHA programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial payment periods of three to four months, and after successful completion and compliance with terms during this period, the loan is permanently modified. Once the loan enters a trial period or permanent modification, it is accounted for as a troubled debt restructuring (TDR).

Table 8: Real Estate 1-4 Family Mortgage Loans CLTV by State
	December 31, 2014
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
Florida	$1,057,113	63%
Pennsylvania	1,001,227	64
New Jersey	964,763	67
Virginia	777,755	64
North Carolina	740,034	62
All other states	5,228,720	61
Total loans	$9,769,612	63%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS The credit performance associated with our real estate 1-4 family first mortgage portfolio continued to improve in 2014, as measured through net charge-offs and nonaccrual loans. Net charge-offs as a percentage of average loans improved to 0.32% in 2014, compared with 0.35% in 2013. Nonaccrual loans were $236.9 million at December 31, 2014, compared with $310.1 million at December 31, 2013. Improvement in the credit performance was driven by an improving economic and housing environment. The real estate 1-4 family first mortgage portfolio by state is presented in Table 9.

Table 9: Real Estate 1-4 Family First Mortgage Portfolio (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate
	December 31,		December 31,		Year ended December 31,
(in thousands)	2014	2013	2014	2013	2014	2013
Florida	$822,718	909,163	3.02%	4.51	0.46	0.78
Pennsylvania	733,120	817,984	5.31	5.06	0.76	0.40
New Jersey	617,616	603,896	6.56	9.13	0.56	0.87
California	619,690	835,855	1.29	1.31	0.05	0.01
North Carolina	610,716	683,997	3.34	3.28	0.14	0.46
Other	4,597,418	4,149,517	1.96	2.84	0.25	0.21
Total	$8,001,278	8,000,412	2.78%	3.61	0.32	0.35

(1)	Consists of real estate 1-4 family first mortgages, excluding PCI loans of $22,016 thousand at December 31, 2014 and $28,734 thousand at December 31, 2013.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss.
Table 10 summarizes delinquency and loss rates by state for our junior lien portfolio, which reflected the largest portion of our credit losses.

Table 10: Real Estate 1-4 Family Junior Lien Portfolio (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate
	December 31,		December 31,		Year ended December 31,
(in thousands)	2014	2013	2014	2013	2014	2013
New Jersey	$343,934	415,592	6.11%	5.64	2.42	3.63
Pennsylvania	264,137	328,218	4.52	4.19	1.93	2.66
Florida	231,803	282,151	3.48	4.30	2.18	4.85
Virginia	176,795	214,645	3.91	3.39	1.71	1.84
Georgia	137,447	170,216	3.01	3.13	2.24	4.08
Other	586,521	732,499	4.69	3.79	1.41	2.67
Total	$1,740,637	2,143,321	4.57	4.19	1.88	3.15

(1)	Consists of real estate 1-4 family junior lien mortgages, excluding PCI loans of $5,681 thousand at December 31, 2014 and $8,159 thousand at December 31, 2013.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 11 summarizes nonperforming assets (NPAs) for the last four years and Table 12 for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Note 1 (Summary of Significant Accounting Policies) to Financial Statements describes our accounting policy for nonaccrual and impaired loans.

Table 11: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)
	December 31,
(in thousands)	2014	2013	2012	2011
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	4,214	8,802	822	2,543
Total commercial	4,214	8,802	822	2,543
Consumer:
Real estate 1-4 family first mortgage	236,859	310,069	81,154	53,384
Real estate 1-4 family junior lien mortgage	80,375	104,423	25,541	20,070
Total consumer (1)	317,234	414,492	106,695	73,454
Total nonaccrual loans (2)(3)	321,448	423,294	107,517	75,997
Foreclosed assets (4)	2,547	5,142	1,820	1,067
Total nonperforming assets	$323,995	428,436	109,337	77,064
As a percentage of total loans	2.50%	3.27	2.66	2.39

(1)	December 31, 2012 included the impact of the implementation of guidance issued by bank regulatory agencies in 2012.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(3)	Increase at December 31, 2013 included nonaccrual loans contributed by WPFC. See Table 13.

(4)	Increase at December 31, 2013 reflected $2.4 million of foreclosed assets contributed from WPFC.

Table 12: Nonperforming Assets by Quarter During 2014
(in thousands)	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	4,214	4,883	5,070	8,451
Total commercial	4,214	4,883	5,070	8,451
Consumer:
Real estate 1-4 family first mortgage	236,859	247,088	256,319	270,740
Real estate 1-4 family junior lien mortgage	80,375	84,724	87,348	93,556
Total consumer	317,234	331,812	343,667	364,296
Total nonaccrual loans	321,448	336,695	348,737	372,747
Foreclosed assets	2,547	3,860	5,404	3,967
Total nonperforming assets	$323,995	340,555	354,141	376,714
As a percentage of total loans	2.50%	2.64	2.78	3.00

Total NPAs were $324.0 million (2.50% of total loans) at December 31, 2014, and included $321.4 million of nonaccrual loans. Total NPAs were $428.4 million (3.27% of total loans) at December 31, 2013, and included $423.3 million of nonaccrual loans. The decrease in 2014 was due in part to improving economic conditions and the Bank's proactive credit risk management activities. Nonaccrual loans increased $315.8 million in 2013, including $304.3 million in nonaccrual loans contributed from WPFC.
Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off while on nonaccrual status, or sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Table 13 provides an analysis of the changes in nonaccrual loans.
If interest due on all nonaccrual loans (including loans that were, but are no longer on nonaccrual status at year end) had been accrued under the original terms, approximately $23.0 million of interest would have been recorded as income on these loans, compared with $16.6 million actually recorded as interest income in 2014. In 2013, $6.2 million of interest income was recorded on nonaccrual loans while $8.4 million would have been recorded under their original terms.

Table 13: Analysis of Changes in Nonaccrual Loans
	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2014	2014	2014	2014	2014	2013
Commercial nonaccrual loans
Balance, beginning of period	$4,883	5,070	8,451	8,802	8,802	822
Inflows (1)	300	365	—	69	734	8,741
Outflows	(969)	(552)	(3,381)	(420)	(5,322)	(761)
Balance, end of period	4,214	4,883	5,070	8,451	4,214	8,802
Consumer nonaccrual loans
Balance, beginning of period	331,812	343,667	364,296	414,492	414,492	106,695
Inflows (1)	56,348	53,926	60,315	67,003	237,592	417,170
Outflows:
Returned to accruing	(33,058)	(31,689)	(36,757)	(60,396)	(161,900)	(46,626)
Foreclosures	(2,524)	(3,082)	(4,941)	(2,782)	(13,329)	(2,802)
Charge-offs	(13,106)	(12,124)	(14,287)	(18,871)	(58,388)	(28,868)
Payment, sales and other	(22,238)	(18,886)	(24,959)	(35,150)	(101,233)	(31,077)
Total outflows	(70,926)	(65,781)	(80,944)	(117,199)	(334,850)	(109,373)
Balance, end of period	317,234	331,812	343,667	364,296	317,234	414,492
Total nonaccrual loans	$321,448	336,695	348,737	372,747	321,448	423,294

(1)	Year ended December 31, 2013 inflows included $8.2 million of commercial and $296.1 million of consumer nonaccrual loans contributed from WPFC.

TROUBLED DEBT RESTRUCTURINGS (TDRs) Recorded investment of loans modified in TDRs is provided in Table 14 and Table 15. The allowance for loan losses for TDRs was $112.5 million and $136.2 million at December 31, 2014, and December 31, 2013, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We re-underwrite loans at the time of restructuring to determine whether there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral, if applicable. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will generally remain in accruing status. Otherwise, the loan will be placed in nonaccrual status until the borrower demonstrates a sustained period of performance, generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification. Loans will also be placed on nonaccrual status, and a corresponding charge-off is recorded to the loan balance, when we believe that principal and interest contractually due under the modified agreement will not be collectible.
Table 16 provides an analysis of the changes in TDRs. Loans that may be modified more than once are reported as TDR inflows only in the period they are first modified.

Table 14: Trouble Debt Restructurings (TDRs)
	December 31,
(in thousands)	2014	2013	2012	2011
Commercial TDRs:
Commercial and industrial	$—	—	—	—
Real estate mortgage	2,841	2,777	—	1,440
Total commercial TDRs	2,841	2,777	—	1,440
Consumer TDRs:
Real estate 1-4 family first mortgage	386,511	390,309	81,794	43,220
Real estate 1-4 family junior lien mortgage	121,672	127,680	23,492	21,039
Trial modifications	15,081	19,953	4,788	3,338
Total consumer TDRs	523,264	537,942	110,074	67,597
Total TDRs (1)	$526,105	540,719	110,074	69,037
TDRs on nonaccrual status	$174,065	230,230	50,435	19,541
TDRs on accrual status	352,040	310,489	59,639	49,496
Total TDRs	$526,105	540,719	110,074	69,037

(1)	Increase at December 31, 2013 included TDRs contributed by WPFC. See Table 16.

Table 15: TDRs Balance by Quarter During 2014
(in thousands)	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Commercial TDRs:
Commercial and industrial	$—	—	—	—
Real estate mortgage	2,841	2,880	3,252	3,109
Total commercial TDRs	2,841	2,880	3,252	3,109
Consumer TDRs:
Real estate 1-4 family first mortgage	386,511	387,667	388,765	393,503
Real estate 1-4 family junior lien mortgage	121,672	123,234	123,273	124,389
Trial modifications	15,081	20,494	17,131	16,658
Total consumer TDRs	523,264	531,395	529,169	534,550
Total TDRs	$526,105	534,275	532,421	537,659
TDRs on nonaccrual status	$174,065	179,633	184,538	196,884
TDRs on accrual status	352,040	354,642	347,883	340,775
Total TDRs	$526,105	534,275	532,421	537,659

Table 16: Analysis of Changes in TDRs
	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2014	2014	2014	2014	2014	2013
Commercial TDRs:
Balance, beginning of period	$2,880	3,252	3,109	2,777	2,777	—
Inflows (1)	—	—	289	382	671	5,693
Outflows (2)	(39)	(372)	(146)	(50)	(607)	(2,916)
Balance, end of quarter	2,841	2,880	3,252	3,109	2,841	2,777
Consumer TDRs:
Balance, beginning of quarter	531,395	529,169	534,550	537,942	537,942	110,074
Inflows (1)	17,303	15,427	15,552	21,907	70,189	431,132
Outflows:
Charge-offs (2)	(3,897)	(4,223)	(2,839)	(8,410)	(19,368)	(7,531)
Foreclosures	(529)	(1,653)	(1,448)	(484)	(4,114)	(1,279)
Payments, sales and other (2)	(15,594)	(10,688)	(17,120)	(13,110)	(56,513)	(9,619)
Net change in trial modifications (3)	(5,414)	3,363	474	(3,295)	(4,872)	15,165
Total outflows	(25,434)	(13,201)	(20,933)	(25,299)	(84,867)	(3,264)
Balance, end of period	523,264	531,395	529,169	534,550	523,264	537,942
Total TDRs	$526,105	534,275	532,421	537,659	526,105	540,719

(1)	Year ended December 31, 2013 inflows included $388.0 million of commercial and consumer TDRs contributed from WPFC.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended December 31, September 30, June 30 and March 31, 2014 as a result of being refinanced or restructured as new loans.

(3)
Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.9 million, $7.0 million, $1.2 million and $1.5 million, at December 31, 2014, 2013, 2012 and 2011, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
Loans 90 days or more past due and still accruing at December 31, 2014, were down $7.9 million from December 31, 2013, due to payoffs, modifications and other loss mitigation activities, and credit stabilization.
Table 17 reflects non-PCI loans 90 days or more past due and still accruing.

Table 17: Loans 90 Days or More Past Due and Still Accruing
	December 31,
(in thousands)	2014	2013	2012	2011
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	—	—	—	1,455
Total commercial	—	—	—	1,455
Consumer:
Real estate 1-4 family first mortgage	6,020	13,120	3,252	5,235
Real estate 1-4 family junior lien mortgage	4,240	5,062	1,141	1,880
Total consumer	10,260	18,182	4,393	7,115
Total (1)	$10,260	18,182	4,393	8,570

(1)	Increase at December 31, 2013, balance included $11.9 million of loans 90 days or more past due and still accruing contributed from WPFC.

NET CHARGE-OFFS Table 18 presents net charge-offs for the year and quarters of 2014 and 2013. Net charge-offs in 2014 were $62.0 million (0.49% of average total loans outstanding) compared with $34.6 million (0.62% of average total loans outstanding) in 2013. Substantially all net losses were in consumer real estate.

Table 18: Net Charge-offs
	Year ended		Quarter ended
	December 31,		December 31,		September 30,		June 30,		March 31,
($ in thousands)	Net loan charge- offs	% of avg. loans	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
2014
Total commercial	$239	0.01%	$(269)	(0.04)%	$216	0.03%	$301	0.04%	$(9)	—%
Consumer:
Real estate 1-4 family first mortgage	25,453	0.32	5,158	0.25	5,820	0.28	4,227	0.22	10,248	0.53
Real estate 1-4 family junior lien mortgage	36,339	1.88	6,227	1.39	7,176	1.51	9,831	1.99	13,105	2.53
Total consumer	61,792	0.62	11,385	0.45	12,996	0.51	14,058	0.58	23,353	0.95
Total	$62,031	0.49%	$11,116	0.35%	$13,212	0.41%	$14,359	0.46%	$23,344	0.74%

2013
Total commercial	$(191)	(0.03)%	$(193)	(0.05)%	$(9)	(0.01)%	$17	0.02%	$(6)	(0.01)%
Consumer:
Real estate 1-4 family first mortgage	15,310	0.35	5,848	0.36	2,352	0.21	3,309	0.39	3,801	0.49
Real estate 1-4 family junior lien mortgage	19,507	3.13	9,908	3.18	2,180	2.23	3,260	3.15	4,159	3.80
Total consumer	34,817	0.69	15,756	0.81	4,532	0.37	6,569	0.68	7,960	0.89
Total	$34,626	0.62%	$15,563	0.67%	$4,523	0.35%	$6,586	0.64%	$7,954	0.83%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at December 31, 2014.
Total provision for credit losses was $6.7 million in 2014, $18.2 million in 2013 and $45.4 million in 2012. The provisions for 2014, 2013 and 2012 were $55.4 million, $16.4 million and $1.5 million less than net loan charge-offs, respectively. The lower level of provision in 2014 and 2013 primarily reflected continued credit improvement, particularly in consumer loans, primarily as a result of continued improvement in the housing market.
At December 31, 2014, the allowance for credit losses totaled $185.2 million, compared with $244.3 million and $65.5 million at December 31, 2013 and 2012, respectively. The increase in 2013 was primarily due to $197.1 million of allowance being transferred to the Company as part of the November 2013 WPFC loan contribution.
We believe the allowance for credit losses at December 31, 2014 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, housing market conditions, and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Table 19 presents an analysis of the allowance for credit losses for the last four years.

Table 19: Allowance for Credit Losses
(in thousands)	2014	2013	2012	2011
Components:
Allowance for loan losses	$184,437	243,752	65,340	68,394
Allowance for unfunded credit commitments	737	517	119	141
Allowance for credit losses (1)	$185,174	244,269	65,459	68,535
Allowance for loan losses as a percentage of total loans	1.42%	1.86	1.59	2.12
Allowance for loan losses as a percentage of net charge-offs (2)	297.33	703.96	139.43	148.62
Allowance for credit losses as a percentage of total loans	1.43	1.86	1.59	2.12
Allowance for credit losses as a percentage of total nonaccrual loans	57.61	57.71	60.88	90.18
(1) December 31, 2013 included $197.1 million related to the loan contribution from WPFC.

(2)
The 2013 allowance for loan losses reflects allowance transferred in the November 2013 loan contribution from WPFC while 2013 net charge-offs do not include activity that occurred prior to the loan contributions.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 33% of our loan portfolio consisted of variable rate loans at December 31, 2014. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At December 31, 2014, approximately 67% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution is perfectly matched in each maturity category.
At December 31, 2014, 33% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At December 31, 2014, our liabilities were 4% of our assets. Stockholders’ equity was 96% of our assets at December 31, 2014. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.
Our rate-sensitive assets and liabilities at December 31, 2014 are presented in Table 20. At December 31, 2014, we held no assets that immediately reprice. The allowance for loan losses is not included in loans.

Table 20: Rate-sensitive Assets and Liabilities
		December 31, 2014
(In thousands)	Overnight	Within one year	One to three years	Three to five years	Over five years	Total
Rate-sensitive assets
Loans and loan participations
Fixed rate	$—	91,442	136,134	162,981	8,310,895	8,701,452
Variable rate	—	555,639	1,096,147	663,281	1,932,758	4,247,825
Total rate-sensitive assets	$—	647,081	1,232,281	826,262	10,243,653	12,949,277
Line of credit with Bank	$—	496,692	—	—	—	496,692
Total rate-sensitive liabilities	$—	496,692	—	—	—	496,692

LIQUIDITY AND FUNDING The objective of effective liquidity management is to ensure that we can meet customer loan requests and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, Wells Fargo’s Corporate Asset/Liability Management Committee establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets.
Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $1.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At December 31, 2014, there was $496.7 million outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.

Our primary liquidity needs are to pay operating expenses, fund our lending commitments, acquire loans to replace existing loans that mature or repay, and pay dividends. Primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo, dividend distributions to shareholders through 2013, based on REIT taxable income, exceeded net cash provided by operating activities (generally interest income). The excess dividend distributions were funded by using cash provided by investing (generally principal payments received on our loans) and financing activities (generally draws on our Bank line of credit). As the remaining purchase accounting adjustments at the end of 2014 are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years, operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital. Funding commitments and the acquisition of loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and our line of credit with the Bank. In 2014, we acquired $2.6 billion of loans from the Bank. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
To the extent that we determine that additional funding is required, we could issue additional common or preferred stock, or raise funds through debt financings, limited retention of cash flows or a combination of these methods. Any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. We do not have and do not anticipate having any material capital expenditures in the foreseeable future, and we believe our existing sources of liquidity are sufficient to meet our funding needs.

As of December 31, 2014, our liabilities consisted of the line of credit with the Bank and other liabilities. The certificate of designation for the Series A preferred stock contains a covenant in which we agree not to incur indebtedness for borrowed money, including any guarantees of indebtedness (which does not include any pledges of our assets on behalf of the Bank or our other affiliates), without the consent of the holders of two-thirds of the Series A preferred stock, voting as a separate class, provided that, we may incur indebtedness in an aggregate amount not exceeding 20% of our stockholders’ equity.

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as particularly sensitive in terms of judgments and the extent to which estimates are used. Management and the board of directors have reviewed and approved this critical accounting policy.

Allowance for Credit Losses
As a subsidiary of Wells Fargo, our loans are subject to the same analysis of the appropriateness of the ACL as applied to loans maintained in Wells Fargo’s other subsidiaries, including the Bank. For a description of our ACL accounting policies, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Changes in the allowance for credit losses and, therefore, in the related provision for credit losses can materially affect net income. In applying the review and judgment required to determine the allowance for credit losses, management considers changes in economic conditions, customer behavior, and collateral value, among other influences. From time to time, economic factors or business decisions, such as the addition or liquidation of a loan product or business unit, may affect the loan portfolio, causing management to provide or release amounts from the allowance for credit losses. While our methodology attributes portions of the allowance to specific portfolio segments (commercial and consumer), the entire allowance for credit losses is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments.
Judgment is specifically applied in:

•
Credit risk ratings applied to individual commercial loans and unfunded credit commitments. We estimate the probability of default in accordance with the borrower’s financial strength using a borrower quality rating and the severity of loss in the event of default using a collateral quality rating. Collectively, these ratings are referred to as credit risk ratings and are assigned to our commercial loans. Probability of default and severity at the time of default are statistically derived through historical observations of defaults and losses after default within each credit risk rating. Commercial loan risk ratings are evaluated based on each situation by experienced senior credit officers and are subject to periodic review by an internal team of credit specialists.

•
Economic assumptions applied to pools of consumer loans (statistically modeled). Losses are estimated using economic variables to represent our best estimate of inherent loss. Our forecasted losses are modeled using a range of economic scenarios.

•
Selection of a credit loss estimation model that fits the credit risk characteristics of its portfolio. We use both internally developed and vendor supplied models in this process. We often use expected loss, roll rate, net flow or statistical trend models, most with economic correlations. Management must use judgment in establishing additional input metrics for the modeling processes, considering further stratification into reference data time series, sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. The models used to determine the allowance are validated by an internal model validation group operating in accordance with Company policies.

•
Assessment of limitations to credit loss estimation models. We apply our judgment to adjust or supplement our modeled estimates to reflect other risks that may be identified from current conditions and developments in selected portfolios.

•
Identification and measurement of impaired loans, including loans modified in a TDR. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified in a TDR. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows. The development of these expectations requires significant management review and judgment.

•
An amount for imprecision or uncertainty which reflects management’s overall estimate of the effect of quantitative and qualitative factors on inherent credit losses. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

SENSITIVITY TO CHANGES Table 21 demonstrates the impact of the sensitivity of our estimates on our allowance for credit losses.

Table 21: Allowance Sensitivity Summary

December 31, 2014
Estimated
increase / (decrease)
(in millions)	in allowance
Assumption
Favorable (1)	$(12.0)

Adverse (2)	35.4

(1)	Represents a one risk rating upgrade throughout our commercial portfolio segment and a more optimistic economic outlook for modeled losses on our consumer portfolio segment.

(2)
Represents a one risk rating downgrade throughout our commercial portfolio segment, a more pessimistic economic outlook for modeled losses on our consumer portfolio segment and incremental deterioration for PCI loans.

The sensitivity analyses provided in the previous table are hypothetical scenarios and are not considered probable. They do not represent management’s view of inherent losses in the portfolio as of the balance sheet date. Because significant judgment is used, it is possible that others performing similar analyses could reach different conclusions. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section and

Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further discussion of our allowance for credit losses.

Current Accounting Developments

The following table provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2015-01 - Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
	The Update removes the concept of extraordinary items from GAAP and eliminates the requirement for extraordinary items to be separately presented in the statement of income.	The Update is effective for us in first quarter 2016 with prospective or retrospective application. Early adoption is permitted. The Update will not have a material impact on our financial statements.
ASU 2014-09 - Revenue from Contracts With Customers (Topic 606)
The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations.
The Update is effective for us in first quarter 2017 with retrospective application. Early adoption is not permitted. We are evaluating the impact this Update will have on our financial statements.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of WFREIC; expectations for consumer and commercial credit performance and the appropriateness of our allowance for credit losses; our expectations regarding net interest income; expectations regarding loan acquisitions and pay downs; future capital expenditures; future dividends and other capital distributions; the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; the outcome of contingencies, such as legal proceedings; and our plans, objectives and strategies.
Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•	economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers’ prepayment and repayment of our loans;

•	the effect of the current low interest rate environment or changes in interest rates on our net interest income;

•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the effect of political conditions and geopolitical events;

•
losses relating to natural disasters, including, with respect to our loan portfolio, damage or loss to the collateral underlying loans in our portfolio or the unavailability of adequate insurance coverage or government assistance for borrowers;

•	adverse developments in the availability of desirable investment opportunities, whether they are due to competition, regulation or otherwise;

•	the extent of loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications;

•	the availability and cost of both credit and capital;

•	investor sentiment and confidence in the financial markets;

•	our reputation and the reputation of Wells Fargo and the Bank;

•
financial services reform and the impact of other current, pending and future legislation, regulation and legal actions applicable to us, the Bank or Wells Fargo, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related regulations, and the final definition of qualified mortgage issued by the CFPB;

•	changes in accounting standards, rules and interpretations;

•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;

•
a failure in or breach of our, the Bank’s or Wells Fargo’s operational or security systems or infrastructure, or those of third party vendors and other security providers, including as a result of cyber attacks; and

•	the other factors described in “Risk Factors” in this Report.

In addition to the above factors, we also caution that our allowance for credit losses currently may not be appropriate to cover future credit losses, especially if housing prices decline, unemployment worsens, or general economic conditions deteriorate. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.
Any forward-looking statement made by us in this Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Risk Factors

An investment in Wells Fargo Real Estate Investment Corporation involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. The following are the most significant risks associated with our business:

Our financial results and condition may be adversely affected by difficult business and economic and other conditions, particularly if housing prices decline, unemployment worsens or general economic conditions deteriorate. Our financial performance is affected by general business and economic conditions in the United States and abroad, and a worsening of current business and economic conditions could adversely affect our business, results of operations and financial condition. If housing prices decline, unemployment worsens or general economic conditions deteriorate, we would expect to incur higher net charge-offs and provision expense from increases in our allowance for credit losses.
In addition, the regulatory environment, natural disasters or other external factors can influence recognition of credit losses in the portfolio and our allowance for credit losses. These economic and other conditions may adversely affect not only consumer loan performance but also commercial loan performance, especially for borrowers that rely on the health of industries or properties that may experience deteriorating economic conditions.

We are effectively controlled by Wells Fargo and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest. Both of our executive officers are also executive officers of Wells Fargo and the Bank. One of these executive officers is also a director of the Company. Wells Fargo, the Bank and WPFC control a substantial majority of our outstanding voting shares and, in effect, have the right to elect all of our directors, including our independent directors, except under limited circumstances if we fail to pay dividends.
Wells Fargo and the Bank may have interests that differ from our interests. Wells Fargo may have investment goals and strategies that differ from those of the holders of the Series A preferred stock. Furthermore, the Bank currently is responsible for the administration of our day-to-day activities pursuant to the terms of loan participation and servicing and assignment agreements. Consequently, conflicts of interest between us, on the one hand, and Wells Fargo, the Bank and/or WPFC, on the other hand, may arise. Because Wells Fargo’s interests may differ from those of the holders of the Series A preferred stock, actions Wells Fargo takes or omits to take with respect to us may not be as favorable to the holders of the Series A preferred stock as they are to Wells Fargo.
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk management framework, including enterprise-level management committees that have been established to inform the risk management framework and provide governance and advice regarding management functions, and we are subject to key elements of Wells Fargo’s enterprise risk management culture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk

Management — Wells Fargo’s Risk Management Framework and Culture” in this Report.

We depend on the officers and employees of Wells Fargo and the Bank for the selection, structuring and monitoring of our loan portfolio, and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest. Wells Fargo and the Bank are involved in virtually every aspect of our management and operations. We are dependent on the diligence and skill of the officers and employees of the Bank for the selection, structuring and monitoring of our loan portfolio and our other authorized investments and business opportunities.
Because of the nature of our relationship with the Bank and its affiliates, it is likely that conflicts of interest will arise with respect to certain transactions, including, without limitation, our acquisition of loans from, or disposition of loans to, the Bank, foreclosure on defaulted loans and the modification of loan participation and servicing and assignment agreements.
Conflicts of interest among us and the Bank or its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that the Bank or its affiliates may have with a borrower under a loan. Conflicts also could arise in connection with other actions taken by us or the Bank or its affiliates. In addition, conflicts could arise between the Bank or its affiliates and us in connection with modifications to consumer loans, including under modifications made pursuant to the Bank’s proprietary programs and pursuant to the U.S. Treasury’s Making Home Affordable programs and the Home Affordable Modification Program, for first lien loans and Second Lien Mortgage Program for junior lien loans.
It is our intention that any agreements and transactions between us and the Bank or its affiliates, including, without limitation, any loan participation and servicing and assignment agreements, be fair to all parties and consistent with market terms for such types of transactions. The terms of any such agreement or transaction may, however, differ from terms that could have been obtained from unaffiliated third parties.

We depend on the officers and employees of Wells Fargo and the Bank for administrative services and the servicing of the loans, and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest. The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of loan participation and servicing and assignment agreements. In some instances, the Bank has delegated servicing responsibility for certain of our loans to third parties that are not affiliated with us or the Bank or its affiliates. We pay the Bank monthly loan servicing fees for its services under the terms of the loan participation and servicing and assignment agreements. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report. The loan participation and servicing and assignment agreements require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions and submits and pursues insurance claims. The Bank also provides accounting and reporting services required by us for our loans. We also may direct the Bank to dispose of any loans that are classified as nonperforming, placed in a nonperforming status or renegotiated due to the financial deterioration of the borrower. We generally may not sell, transfer, encumber, assign, pledge or hypothecate the loans without the prior written consent of the Bank. The Bank is required to pay all expenses related to the performance of its duties under the loan participation and servicing and assignment agreements, including any payment to its affiliates or third parties for servicing the loans. In accordance with the terms of the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan in the event of a default. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property. In the event it is determined that it would be uneconomical to foreclose on the related property, the entire outstanding principal balance of the real estate 1-4 family mortgage loan may be charged off. In addition, we may separately agree with the Bank to sell a defaulted loan back to the Bank at its estimated fair value. We anticipate that the Bank will continue to act as servicer of any additional loans that we acquire from the Bank. We anticipate that any such servicing arrangement that we enter into in the future with the Bank will contain fees and other terms that most likely will differ from, but be substantially equivalent to, those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire loans from unaffiliated third parties, we anticipate that such loans may be serviced by entities other than the Bank. It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.
In addition, our loan participation and servicing and assignment agreements include obligations of the Bank to hold us harmless from any claims, causes of action, suits, damages and costs and expenses (including reasonable attorneys' fees) arising from any unlawful act or omission occurring intentionally or unintentionally in connection with the loan products, loan applications, closings, dispositions, and servicing arising under or with respect to any of the loans in our portfolio. In the event the Bank was unable or otherwise prevented from holding us harmless under such covenants, we could suffer a loss as a result of the Bank not fulfilling its servicing obligations under the participation and servicing agreements.
Our loan participation and servicing and assignment agreements may be amended from time to time at our discretion and, in certain circumstances, subject to the approval of a majority of our independent directors, without a vote of our stockholders, including holders of the Series A preferred stock.

Competition may impede our ability to acquire additional loans or other authorized assets, which could materially and adversely affect our results of operations and cash flow. In order to qualify as a REIT, we can only be a passive investor in real estate loans and certain other qualifying investments. We anticipate that we will hold loans in addition to those in the current portfolio and that a majority, if not all, of these loans will be obtained from the Bank.
The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, savings banks, finance companies, mortgage bankers and insurance companies in acquiring and originating loans. To the extent we acquire loans directly from unaffiliated third parties in the future, we will face competition similar to that which the Bank faces in acquiring such loans.

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations and ability to pay dividends. Our income consists primarily of interest payments on our loans. As of December 31, 2014, 67% of loans, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Fixed rate loans increase our interest rate risk because rates on these loans do not adjust with changes in interest rates and prepayment of these loans generally increases in low interest rate environments, which could have the effect of reducing our overall yield. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. For adjustable rate loans, as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and this increased payment increases the potential for default. At the same time, the fair value and therefore marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the fixed rate loans in our portfolio as the borrowers refinance their loans at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional loans with rates sufficient to support the payment of dividends. A declining interest rate environment could adversely affect our ability to pay full, or even partial, dividends on our common and preferred stock.

Loans are subject to economic and other conditions that could negatively affect the value of the collateral securing such loans and/or the results of our operations. The value of the collateral underlying our loans and/or the results of our operations could be affected by various economic and other conditions, such as:

•	changes in interest rates;

•	local and other economic conditions affecting real estate and other collateral values;

•
the continued financial stability of a borrower and the borrower’s ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness or personal bankruptcy;

•	the ability of tenants to make lease payments and the creditworthiness of tenants;

•
the ability of a property to attract and retain tenants, which may be affected by conditions such as an oversupply of space or a reduction in demand for rental space in the area, rent on the property and on other comparable properties located in the same region, the attractiveness of properties to tenants, and the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs, and make other tenant concessions;

•	historical and anticipated level of vacancies;

•	the availability of credit to refinance loans at or prior to maturity;

•	increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations;

•	sudden or unexpected changes in economic conditions, including changes that might result from terrorist attacks and the United States’ response to such attacks; and

•	potential or existing environmental risks and the occurrence of natural disasters that cause damage to our collateral.

Adverse conditions in states in which we have a higher concentration of loans could negatively impact our operations. As of December 31, 2014, 47% of loans, as measured by the aggregate outstanding principal amount, were located in California, Florida, New Jersey, Pennsylvania and North Carolina. In the event of adverse economic conditions in states in which we have a higher concentration of loans, including California, Florida, New Jersey, Pennsylvania and North Carolina, we would likely experience higher rates of loss and delinquency on our loan portfolio than if the underlying loans were more geographically diversified. Additionally, our loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect states in which we have a higher concentration of loans. Adverse conditions may affect the ability of property owners or commercial borrowers in those states to make payments of principal and interest on the underlying loans, which could adversely affect our results of operations and cash flow.

Our commercial loans subject us to risks that are not present in our consumer loan portfolio, including the fact that some commercial loans are unsecured. As of December 31, 2014, 25% of our assets, as measured by aggregate outstanding principal amount, consisted of commercial loans, which includes CSRE loans and C&I loans. Commercial loans generally tend to have shorter maturities than real estate 1-4 family mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. Foreclosures of defaulted commercial loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of real estate 1-4 family mortgage loans. See “— We could incur losses as a result of environmental liabilities of properties underlying our assets through foreclosure action” in this Report. Additionally, there is no requirement regarding the percentage that must be leased of any property securing a commercial loan at the time we acquire the loan nor are commercial loans required to have third-party guarantees.
As of December 31, 2014, less than 5%, as measured by aggregate outstanding principal amount, of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon a default.

We have not obtained a third-party valuation of any of our assets acquired from affiliated parties. Therefore, there can be no assurance that the terms by which we acquired such assets did not differ from the terms that could have been obtained from unaffiliated parties. It is our intention that any agreements and transactions between us and the Bank or its affiliates, including, without limitation, any loan participation and servicing and assignment agreements, be fair to all parties and consistent with market terms for such types of transactions. We have adopted policies with a view to ensuring that all financial dealings between the Bank and us will be fair to both parties and consistent with market terms. However, there has not been a third-party valuation of any of our assets acquired from affiliated parties. In addition, it is not anticipated that third-party valuations will be obtained in connection with future acquisitions or dispositions of assets even in circumstances where an affiliate of ours is transferring the assets to us, or purchasing the assets from us. Accordingly, we cannot assure that the purchase price we paid for our assets was equal to that which would have been paid to an unaffiliated party. Nor can we assure that the consideration to be paid by us to, or received by us from, the Bank, any of our affiliates or third parties in connection with future acquisitions or dispositions of assets will be equal to that which would have been paid to or received from an unaffiliated party.

We may not be able to acquire loans at the same volumes or with the same yields as we have historically acquired. As of December 31, 2014, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business — General Description of Mortgage Assets and Other Authorized Investments; Investment Policy — Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Asset Contributions” in this Report. The Bank originates and underwrites, or purchases and re-underwrites, loans. Our ability to acquire interests in loans in the future will depend on the Bank’s ability to continue to originate or purchase such loans. Originating and purchasing real estate loans is highly competitive and subject to extensive regulation. As a result, the Bank may not be able to originate or purchase loans at the same volumes or with the same yields as it has historically originated or purchased. This may interfere with our ability to maintain the requisite level of real estate assets to maintain our qualification as a REIT. In addition, although we have policies relating to the minimum credit quality (as measured by FICO score and LTV/CLTV) of loans that we may acquire, the relative quality of our portfolio could decline substantially in the future even though we continue to meet our existing thresholds (which are, in any event, subject to change). If volumes of loans purchased decline or the yields on these loans decline from existing levels, it could negatively affect our financial condition or results of operations.

Holding mortgage loans as participation interests instead of holding whole loans poses certain additional risks to us. As of December 31, 2014, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business — General Description of Mortgage Assets and Other Authorized Investments; Investment Policy — Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Asset Contributions” in this Report. The substantial majority of these loans were originated or purchased by the Bank, and the Bank remains the lender of record under the related mortgage notes and other mortgage documents. As the holder of participation interests in loans, substantially all of which are serviced by the Bank, we are dependent on the servicing and efforts of the Bank. We do not have a direct contractual relationship with borrowers under the loan participation and servicing and assignment agreements. However, in accordance with the terms of the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan and certain other rights. In addition, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank.
Furthermore, if the Bank became subject to a receivership proceeding or failed to repay a deposit made by a borrower on a mortgage loan in which we have a participation interest, such borrower may be entitled to set off their obligation to pay principal or interest on such mortgage loan against the Bank’s obligation to repay the deposit of the borrower.

We may invest in assets that involve new risks and need not maintain our current asset coverage. Although our loan portfolio consists primarily of consumer and commercial loans, to the extent we acquire additional assets in the future, we are not required to limit our investments to assets of the type that constitute our loan portfolio as of December 31, 2014. See “Business — General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report. Other real estate assets may involve different risks not described in this prospectus. Nevertheless, we will not invest in assets that are not real estate assets (which includes consumer loans, CSRE loans, mortgage-backed securities that are eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets) if such investments would cause us to no longer qualify as a REIT for U.S. federal income tax purposes. Moreover, while our policies will call for maintaining specified levels of FFO coverage as to expected dividend distributions and for maintaining specified levels of unpledged, performing assets, we are not required to maintain current levels of asset coverage.

The origination of consumer loans, including those we currently own, is heavily regulated, and real or alleged violations of statutes or regulations applicable to the origination of our consumer loans could have an adverse effect on our financial condition, results of operations and cash flows. The origination of consumer loans, such as the real estate 1-4 family mortgage loans currently owned by us, and other mortgage loans that we may own in the future, is governed by a variety of federal and state laws and regulations, including the Truth in Lending Act ("TILA") and various anti-fraud and consumer protection statutes. The laws and regulations of the various jurisdictions in which companies in the financial services industry conduct their mortgage lending business are complex, frequently changing and, in some cases, in direct conflict with each other. We believe that our consumer loans were originated in compliance with the applicable laws and regulations in all material respects. However, a borrower or borrowers may allege that the origination of their loan did not comply with applicable laws or regulations in one or more respects. Borrowers may assert such violations as an affirmative defense to payment or to the exercise by us (through our loan servicer) of our remedies, including foreclosure proceedings or in an action seeking statutory and other damages in connection with such violations. We and the Bank could become involved in litigation in connection with any such dispute, including class action lawsuits. Pursuant to our loan participation and servicing and assignment agreements the Bank is obligated to hold us harmless from any claims, causes of action, suits, damages and costs and expenses (including reasonable attorneys’ fees) arising from any unlawful act or omission occurring intentionally or unintentionally in connection with the loan products, loan applications, closings, dispositions and servicing arising under or with respect to any of the loans. However, in the event the Bank was unable or otherwise prevented from holding us harmless under such agreements, and if we and the Bank are not successful in demonstrating that the loans in dispute were originated in accordance with applicable statutes and regulations, we and the Bank could become subject to monetary damages and other civil penalties, including possible rescission of the affected loans, and could incur substantial litigation costs over a period of time that could be protracted. The risk that borrowers will allege a defense to payment of their loans, including that the origination of the loan did not comply in some respect with laws or regulations, is likely to increase if general economic conditions in the United States deteriorate and if delinquencies and foreclosures increase.

Loans secured by second or more junior liens might not have adequate security. The consumer loans that are secured by second or more junior liens may not afford security comparable to that provided by first lien mortgage loans, particularly in the case of real estate 1-4 family junior lien mortgage loans that have a high combined loan to value ratio, because foreclosure may not be economical. The proceeds from any foreclosure, insurance or condemnation proceedings will be available to satisfy the outstanding balance of the junior lien only to the extent that the liens of the senior mortgages have been satisfied in full, including any related foreclosure costs. In accordance with the terms of the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan in the event of a default. In the event it is determined that it would be uneconomical to foreclose on the related property, the entire outstanding principal balance of the real estate 1-4 family mortgage loan may be charged off. In addition, we may separately agree with the Bank to sell a defaulted loan back to the Bank at its estimated fair value. There can be no guarantee that the market value of the collateral realized through the foreclosure process or the value of the loan sold back to the Bank would equal the carrying value of the loan for purposes of our financial statements. In these circumstances, including with respect to charge-off, any related losses with respect to such loans would be borne by us and could affect our operating results and cash flows.
The rate of default of real estate 1-4 family junior lien mortgage loans may be greater than that of loans secured by senior mortgages on comparable properties. If real estate markets generally experience an overall decline in value, this could diminish the value of our interest as a junior mortgagee. For real estate 1-4 family junior lien mortgage loans, the underwriting standards and procedures applicable to such loans, as well as the repayment prospects of those loans, may be more dependent on the creditworthiness of the borrower and less dependent on the adequacy of the mortgaged property as collateral.

We do not have insurance to cover our exposure to borrower defaults and bankruptcies and special hazard losses that are not covered by standard insurance. Generally, neither we nor the Bank obtain credit enhancements such as borrower bankruptcy insurance or obtain special hazard insurance for our loans, other than standard hazard insurance typically required by the Bank, which relates only to individual loans. Without third-party insurance, we are subject to risks of borrower defaults and bankruptcies and special hazard losses, such as losses occurring from floods, that are not covered by standard hazard insurance.

We could incur losses as a result of environmental liabilities of properties underlying our assets through foreclosure action. We may be forced to foreclose on an underlying loan where the borrower has defaulted on its obligation to repay the loan. We may also be subject to environmental liabilities with respect to foreclosed property, particularly industrial and warehouse properties, which are generally subject to relatively greater environmental risks, and to the corresponding burdens and costs of compliance with environmental laws and regulations, than non-commercial properties. The discovery of these liabilities and any associated costs for removal of hazardous substances, wastes, contaminants or pollutants could exceed the value of the real property and could have a material adverse effect on the fair value of such loan and therefore we may not recover any or all of our investment in the underlying loan. Although the Bank has exercised and will continue to exercise due diligence to discover potential environmental liabilities prior to our acquisition of any participation in loans secured by such property, hazardous substances or wastes, contaminants, pollutants or their sources may be discovered on properties during our ownership of the loans. To the extent that we acquire any loans secured by such real property directly from unaffiliated third parties, we intend to exercise due diligence to discover any such potential environmental liabilities prior to our acquisition of such loan. Nevertheless we may be unable to recoup any of the costs from any third party and we could incur full recourse liability for the entire cost of any removal and clean-up on a property.

Delays in liquidating defaulted loans could occur that could cause our business to suffer. Substantial delays could be encountered in connection with the liquidation of the collateral securing defaulted loans, with corresponding delays in our receipt of related proceeds. An action to foreclose on a mortgaged property or repossess and sell other collateral securing a loan is regulated by state statutes and rules. Any such action is subject to many of the delays and expenses of lawsuits, which may impede our ability to foreclose on or sell the collateral or to obtain proceeds sufficient to repay all amounts due on the related loan.

Unexpected rates of loan prepayments may cause us to violate the Investment Company Act of 1940 or cause a decrease in our net income. We generally reinvest the cash from loan pay-downs and prepayments in acquiring new loans. If we are unable to acquire new loans, determine not to acquire loans, or if actual prepayment rates exceed the expected rates, excess cash may accumulate on our balance sheet. If we have cash on our balance sheet greater than permitted pursuant to the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, we may, absent other relief, no longer qualify for the exclusion under the Investment Company Act.
Additionally, we earn interest income on our loan participation portfolio. Excessive loan prepayments may cause our loan participation portfolio balances to decline and may decrease our net income.

Our no longer qualifying for an exclusion from the definition of an investment company under the Investment Company Act could have a material adverse effect on us. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which for these purposes includes loans and participation interests therein of the types owned by us. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.
We believe that we qualify, and intend to conduct our operations so as to continue to qualify, for the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) excludes from the definition of an investment company entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” As reflected in a series of no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that in order to qualify for this exclusion, an issuer must maintain

•	at least 55% of the value of its assets in Qualifying Interests,

•	at least an additional 25% of its assets in other permitted real estate-type interests (reduced by any amount the issuer held in excess of the 55% minimum requirement for Qualifying Interests), and

•	no more than 20% of its assets in other than Qualifying Interests and real estate-type assets, and also that the interests in real estate meet other criteria described in such no-action letters.

Mortgage loans that were fully and exclusively secured by real property are typically qualifying for these purposes.

In addition, participation interests in such loans meeting certain criteria described in such no-action letters are generally qualifying real estate assets for purposes of the Section 3(c)(5)(C) exclusion. We believe that our participation interests in mortgage loans satisfy these criteria and that we otherwise qualify for the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act.
Under the Investment Company Act, a non-exempt entity that is an investment company is required to register with the SEC and is subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. In August 2011, the SEC issued a concept release which indicated that the SEC is reviewing whether issuers who own certain mortgage related investments that rely on the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act should continue to be allowed to rely on such exclusion. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretive guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. We cannot provide any assurance that the outcome of the SEC’s review will not require us to register under the Investment Company Act. If a change in the laws or the interpretations of those laws were to occur, we could be required to either change the manner in which we conduct our operations to avoid being required to register as an investment company or register as an investment company, either of which could have a material adverse effect on, and could give us the right and/or cause us to redeem our Series A preferred stock.
Further, in order to ensure that we at all times continue to qualify for the Section 3(c)(5)(C) exclusion, we may be required at times to adopt less efficient methods of financing certain of our assets than would otherwise be the case and may be precluded from acquiring certain types of assets whose yield is somewhat higher than the yield on assets that could be acquired in a manner consistent with the exclusion. The net effect of these factors may at times reduce our net interest income.
Finally, if we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period we were determined to be an unregistered investment company.

Our framework for managing risks may not be effective in mitigating risk and loss to us. Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit risk, interest rate risk and liquidity risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. In certain instances, we rely on models to measure, monitor and predict risks, such as credit risks; however, there is no assurance that these models will appropriately capture all relevant risks or accurately predict future events or exposures. In addition, we rely on data to aggregate and assess our various risk exposures and any issues with the quality or effectiveness of our data aggregation and validation procedures could result in ineffective risk management practices or inaccurate risk reporting. The recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks, and the federal banking regulators remain focused on ensuring that financial institutions build and maintain robust risk management policies. If our risk management framework proves ineffective, we could suffer unexpected losses that could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in this Report for additional information about our risk management framework.

Legislative and regulatory changes and proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into. In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. In July 2010, the Dodd-Frank Act was enacted, in part, to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to the U.S. financial markets. For instance, the Dodd-Frank Act seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) and imposes significant regulatory restrictions on the origination of residential mortgage loans. Final asset-backed securitization rules were issued in October 2014 and are expected to become effective, with respect to residential mortgage backed securities, in October 2015 and, with respect to other asset backed securities, in October 2016. The Dodd-Frank Act also created a new regulator, the CFPB, which now oversees many of the laws that regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and TILA.
In 2013, the CFPB issued the final ability to repay and qualified mortgage rules that generally became effective in January 2014. The ability to repay and qualified mortgage rules implement the Dodd-Frank Act requirement that creditors originating residential mortgage loans make a reasonable and good faith determination that each applicant has a reasonable ability to repay. Although we do not currently originate loans, we cannot predict the long-term impact of these final rules on our ability or desire to acquire certain types of loans or loans to certain borrowers or on our financial results.
Proposals that further increase regulation of the financial services industry have been and are expected to continue to be introduced in Congress, in state legislatures and before various regulatory agencies that supervise our operations. Not all regulations authorized or required under the Dodd-Frank Act have been proposed or finalized by federal regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act that have not yet been proposed or finalized.
We continue to evaluate the potential impact of legislative and regulatory proposals. Any future legislation or regulations, if adopted, could impose restrictions on or otherwise limit our ability to continue our business as currently operated, increase our cost of doing business, or impose liquidity or capital burdens that would negatively affect our financial position or results of operations. Any such new legislation or regulation could be the basis of a regulatory event that would permit us to redeem our Series A preferred securities.

Regulatory restrictions on the Bank, as well as Wells Fargo, may limit our ability to engage in our current businesses and pay dividends. Because we are an indirect subsidiary of the Bank, banking regulatory authorities, including the OCC, have the right to examine us and our activities, and, under certain circumstances, to impose restrictions on the Bank or us that could impact our ability to conduct business pursuant to our business plan and that could adversely affect our financial condition and results of operations. If the OCC, which is the Bank’s primary federal regulator, determines that the Bank’s relationship with us is an unsafe and unsound banking practice, then the OCC will have the authority to restrict our ability to acquire assets from or transfer assets to the Bank, to make distributions to our stockholders (including dividends) or to redeem our Series A preferred stock. Such banking regulatory authorities may also require the Bank to sever its relationship with or divest its direct and indirect ownership of us or to liquidate us.
Payments or distributions on our common and preferred stock are subject to certain regulatory limitations. Among other limitations, regulatory capital guidelines limit the total dividend payments made by a consolidated banking entity to the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator.
In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2014, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines.
Finally, Wells Fargo and its subsidiaries, including WFREIC, are subject to broad prudential supervision by the Federal Reserve, which may result in a limitation on or the elimination of our ability to pay dividends on our common and/or preferred stock, including, for example, in the event that the OCC had not otherwise restricted the payment of such dividends as described above and the Federal Reserve determines that such payment would constitute an unsafe and unsound practice.

We may suffer adverse tax consequences if we fail to qualify as a REIT. No assurance can be given that we will be able to continue to operate in a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. New legislation or new regulations, administrative interpretations or court decisions could significantly change the tax laws in the future with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification in a way that would materially and adversely affect our ability to operate. Any such new legislation, regulation, interpretation or decision could be the basis of a tax event that would permit us to redeem our Series A preferred securities.
If we were to fail to qualify as a REIT, the dividends on our preferred stock would not be deductible for U.S. federal income tax purposes. In that event, we could face a tax liability that could consequently result in a reduction in our net income after taxes, which could also adversely affect our ability to pay dividends to common and preferred stockholders.
Although we intend to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interests and the best interests of holders of common and preferred stock to revoke the REIT election. As long as any Series A preferred stock is outstanding, any such determination to revoke the REIT election by us may not be made without the approval of a majority of our independent directors.

Changes in accounting policies or accounting standards, and changes in how accounting standards are interpreted or applied, could materially affect how we report our financial results and condition. Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Further, our policies related to the allowance for credit losses are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of these policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policy” in this Report.
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.
Because we are a consolidated subsidiary of the Bank, we may be subject to regulatory guidance and other pronouncements issued from time to time by the OCC and other banking regulators. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially affect how we report our financial results and condition. We may be required to apply retroactively a new standard, a revised standard or an existing standard in a different manner than previously applied. In all cases, this retroactive application may potentially result in us having to restate prior period financial statements in amounts that may be material.

Our financial statements are based in part on assumptions and estimates which, if wrong, could cause unexpected losses in the future. Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, among other items. Our policies related to the allowance for credit losses are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of these policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policy”. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

We may pledge up to 80% of our assets as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through Federal Home Loan Banks and Federal Reserve Banks, which subjects us to the Bank’s default risk. The Bank accesses secured borrowing facilities through Federal Home Loan Banks and through the discount window of Federal Reserve Banks. The Bank is a member of the Federal Home Loan Bank of Des Moines and the Federal Reserve Bank of San Francisco, and as a subsidiary of the Bank, we may pledge assets, including our loans, on behalf of the Bank for the Bank’s access to these secured borrowing facilities. The Bank uses funds borrowed from the Federal Home Loan Bank of Des Moines to finance housing and economic development in local communities and funds borrowed from the discount window of the Federal Reserve Bank of San Francisco for short term, generally overnight, funding. We may pledge up to 80% of our assets on behalf of the Bank; provided that, after giving effect to any and all such pledges of assets, the unpaid principal balance of our total unpledged, performing assets will equal or exceed three times the sum of the aggregate liquidation preference of our Series A and Series B preferred stock then outstanding plus any other parity stock then outstanding. Those unpledged assets, however, may be of a lower credit quality than the remainder of our loan portfolio, even if they are classified as performing assets. In exchange for the pledge of our assets, the Bank will pay us a fee. Such fee initially will be in an amount we believe represents an arrangement that is not inconsistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. Although we currently believe that this arrangement is not inconsistent with market terms, we cannot assure that this is and/or will be the case in the future to the extent such fees are renegotiated. Any material amendment to the terms of agreements related to the pledge of our assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors. Moreover, this fee may not adequately compensate us for the risks associated with the pledge of our loan assets. A Federal Home Loan Bank has priority over other creditors with respect to assets pledged to it. In the event the Bank defaults on a Federal Home Loan Bank advance, the Federal Home Loan Bank will own the pledged assets, and we will lose these assets. In the event the Bank defaults on a discount window advance, the Federal Reserve Bank may take possession of the pledged assets, and we may lose the assets. Although the

Bank is obligated to reimburse us for these losses, it is likely that the Bank would be in receivership when such a default occurs. In that case, these losses would be borne by us, which could affect our financial condition, results of operations and cash flows.
In addition, if the Bank loses access to Federal Home Loan Bank funding, the Bank may be required to find other sources of funding and may be unable to originate new loans. This may limit our ability to acquire additional loans from the Bank.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of December 31, 2014, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Internal Control Over Financial Reporting
We did not identify any changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Wells Fargo Real Estate Investment Corporation’s internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.
Information in response to this item can be found in Part II, Item 7 “Risk Management” in this Report, which information is incorporated by reference into this item.

Item 8.	Financial Statements And Supplementary Data.
The following financial statements and schedules of Wells Fargo Real Estate Investment Corporation at December 31, 2014, are included after Part IV, Item 15 of this Report.
Report of Independent Registered Public Accounting Firm
Statement of Income
Balance Sheet
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
Schedule IV - Mortgage Loans on Real Estate
Quarterly Financial Data

Condensed Statement of Income—Quarterly (Unaudited)
	2014 Quarter ended				2013 Quarter ended
(in thousands, except per share amounts)	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31 (1)	Sep 30	Jun 30	Mar 31
Interest income	$174,677	174,020	171,163	176,565	127,482	65,107	52,998	53,048
Interest expense	360	277	157	603	512	396	46	256
Net interest income	174,317	173,743	171,006	175,962	126,970	64,711	52,952	52,792
Provision (reversal of provision) for credit losses	2,285	(3,548)	14,871	(6,943)	4,730	2,476	7,389	3,640
Net interest income after provision (reversal of provisions) for credit losses	172,032	177,291	156,135	182,905	122,240	62,235	45,563	49,152
Noninterest income
Other	112	189	203	149	114	22	45	44
Total noninterest income	112	189	203	149	114	22	45	44
Noninterest expense
Loan servicing costs	13,514	8,172	7,593	7,987	5,056	2,955	2,844	2,879
Management fees	840	821	750	709	741	433	419	432
Foreclosed assets	2,501	2,591	2,374	2,328	2,703	1,438	1,022	761
Other	254	464	100	54	110	83	70	39
Total noninterest expense	17,109	12,048	10,817	11,078	8,610	4,909	4,355	4,111
Net income	155,035	165,432	145,521	171,976	113,744	57,348	41,253	45,085
Dividends on preferred stock	1,036	15	14	14	14	15	14	14
Net income applicable to common stock	$153,999	165,417	145,507	171,962	113,730	57,333	41,239	45,071
Per common share information
Earnings per common share	$238,758	256,460	225,592	266,608	176,326	88,888	63,936	69,878
Diluted earnings per common share	238,758	256,460	225,592	266,608	176,326	88,888	63,936	69,878
Dividends declared per common share	244,962	232,558	217,054	240,310	248,062	93,023	69,768	85,271
Average common shares outstanding	645	645	645	645	645	645	645	645
Diluted average common shares outstanding	645	645	645	645	645	645	645	645

(1) Includes $7.0 billion asset contribution from WPFC in November 2013.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
None.
Item 9A. Controls And Procedures.
Information in response to this item can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Controls and Procedures” in this Report, which information is incorporated by reference into this item.

Item 9B. Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers And Corporate Governance.

Directors of WFREIC
We currently have four directors. One of our directors, Michael J. Loughlin, is an executive officer of both Wells Fargo and WFREIC. The names of our directors, their ages, and their business experience during the past five years, are as follows:

George L. Ball (age 56) has been Chief Financial Officer and Executive Vice President of Parsons Corporation, Pasadena, California, an international engineering, construction, technical, and management services firm, since May 2008. Previously, he was Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008 and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. His experience in a variety of finance positions allows him to bring a broad understanding of financial matters to the board of directors, including expertise in accounting, internal controls, financial reporting, and risk management. Mr. Ball has served as a director of the Company since July 2014 and is a member of the Audit Committee. He is also a director of NCI Building Systems, Inc.

Gary K. Bettin (age 61) has served as Managing Director of Crosh Consulting, LLC, Mooresville, North Carolina, a financial services consulting firm, since 2010. He also served as Senior Vice President and Head of Mortgage Loan Servicing of American Security Mortgage Corporation, Charlotte, North Carolina, a mortgage banking company, from 2013 to August 2014 and as Chief Executive Officer of Quatrro Mortgage Solutions, Inc., Charlotte, North Carolina, a mortgage outsourcing business, from 2006 to 2010. Mr. Bettin retired from Bank of America, a financial services company, in 2006 after serving in a variety of senior executive roles in customer service and mortgage loan servicing. He brings more than 30 years of mortgage and consumer banking industry experience to the board of directors, having held senior executive roles in loan origination and fulfillment, customer service, servicing, technology and finance. Mr. Bettin has served as a director of the Company since July 2014 and is chair of the Audit Committee.

Michael J. Loughlin (age 59) has served as President and Chief Executive Officer of the Company since March 2014 and as a director since July 2014. He has been Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. Previously, he served as Executive Vice President and Chief Risk Officer from November 2010 to July 2011, and Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010. As Chief Risk Officer of Wells Fargo, Mr. Loughlin provides oversight for, among other things, Wells Fargo’s risk management activities, including credit risk, operational risk, and market risk. Mr. Loughlin brings significant financial institution, risk management, credit risk, mortgage lending, and real estate lending expertise to the board of directors.

John F. Luikart (age 65) has been president of Bethany Advisors LLC, San Francisco, California, a privately-owned consulting business, since February 2007. He has also served on the Board of Directors of the Federal Home Loan Bank of San Francisco, a cooperative wholesale bank since 2007 and currently serves as the Chairman. Mr. Luikart is also currently a trustee of four asbestos trusts, having begun his work in this area in 2004. Previously, he was Chairman of Wedbush Securities Inc., Los Angeles, California, an investment firm, from 2006 to 2010; President and Chief Operating Officer of Tucker Anthony Sutro, a brokerage and investment firm, from 2001 to 2002; and Chairman and Chief Executive Officer of Sutro & Co., a brokerage and investment firm, from 1996 to 2002. With his long career in the financial services industry, Mr. Luikart brings significant leadership and executive management experience to the board of directors, including extensive governance and strategic knowledge, as well as financial and investment expertise. Mr. Luikart has served as a director of the Company since July 2014 and is a member of the Audit Committee.

Each of our directors will serve until their successors are duly elected and qualified.

Audit Committee

We have a standing audit committee consisting of Messrs. Ball, Bettin and Luikart. Our board has determined that each of the members of the Audit Committee is considered independent for purposes of Rule 10A-3 of the Exchange Act (Rule 10A-3). As a “controlled company” (as defined by NYSE rules because Wells Fargo affiliates control over 50% of the voting power for the election of directors) and because only our Series A preferred stock is listed on the NYSE, we are not required to comply with certain NYSE corporate governance standards under SEC regulations and NYSE rules. Under the NYSE rules applicable to us, we are required to have an audit committee that satisfies the requirements of Rule 10A-3. In accordance with this rule, our independent directors may not accept any consulting, advisory or other compensatory fee from the issuer other than certain fixed compensation under a retirement or deferred compensation plan for prior service with us, or be an “affiliated person” of us. An affiliated person means a person that directly or indirectly controls, is controlled by or is under common control with the company, which generally means an executive officer or a beneficial owner of more than 10% of any class of voting securities of the company.
The board of directors has determined, in its business judgment, that each member of the Audit Committee qualifies as an “audit committee financial expert” as defined by SEC regulations.

Executive Officers of WFREIC

Michael J. Loughlin (age 59) has been our President and Chief Executive Officer since March 2014 and a Director since
July 2014. Mr. Loughlin has served as Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. See
“— Directors of WFREIC” in this Report for Mr. Loughlin’s business experience.

John R. Shrewsberry (age 49) has been our Senior Executive Vice President and Chief Financial Officer since May 2014. Mr. Shrewsberry has served as Senior Executive Vice President and Chief Financial Officer of Wells Fargo since May 2014. From 2006 to May 2014, Mr. Shrewsberry was head of Wells Fargo Securities. Mr. Shrewsberry has over 20 years of experience in banking and investing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that the directors and executive officers covered by that Section and beneficial owners of more than 10% of our Series A preferred stock file reports with the SEC and the NYSE relating to their ownership of our equity securities and any changes in that ownership. None of our directors or executive officers owns any of our common stock.

To our knowledge, based solely on a review of copies of the reports that we received and written representations from the individuals required to file the reports, during the year ended December 31, 2014, all Section 16(a) reports applicable to directors and executive officers were filed on a timely basis.

Code of Ethics

We do not have a separate policy with respect to a code of ethics and business conduct for team members. However, Wells Fargo maintains a Code of Ethics and Business Conduct for team members (including executive officers, which include our executive officers). We have adopted a separate Director Code of Ethics that is fundamentally the same as the Wells Fargo Director Code of Ethics and addresses the standards of conduct related to confidential information, proprietary information, insider trading, and conflicts of interest. The Wells Fargo codes of ethics are available at www.wellsfargo.com (select About Us>Corporate Governance). This information is also available in print to any stockholder upon written request to the Office of the Corporate Secretary, Wells Fargo & Company, MAC N9305-173, Wells Fargo Center, Sixth and Marquette, Minneapolis, Minnesota 55479.

Item 11.	Executive Compensation.

Board of Directors Report on Compensation Discussion and Analysis

We do not have a compensation committee of the board of directors because we do not currently compensate our officers. As such, the board of directors of the Company has reviewed and discussed the Compensation Discussion and Analysis (as set forth below) with management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in this Report.

The Board of Directors
Wells Fargo Real Estate Investment Corporation

George L. Ball
Gary K. Bettin
Michael J. Loughlin
John F. Luikart

Compensation Discussion and Analysis

None of our executive officers receives any compensation from us. We have no current plans to directly compensate our executive officers.

Executive Compensation

Currently, we do not directly pay or award any compensation in any form to our executive officers. In 2014, our executive officers, John Shrewsberry and Michael J. Loughlin, were employed and compensated by Wells Fargo in connection with their duties, including serving as officers of WFREIC. We have no current plans to directly compensate our executive officers.

Director Compensation

For services rendered as the Company’s directors, directors who are not employees of WFREIC or Wells Fargo were paid the pro rata portion of an annual cash retainer of $75,000 from the date they were first elected to the board, July 3, 2014. In addition, directors are reimbursed for travel and lodging costs to attend meetings of directors. The Company’s board has the authority to set reasonable and appropriate compensation for the directors who are not employees of WFREIC or Wells Fargo.

Director Compensation Table

The following table sets forth with respect to each person who served as a director of the Company in 2014: (i) their name (column (a)); (ii) the aggregate dollar amount of all fees earned or paid in cash for services as a director (column (b)); and (iii) the dollar value of total compensation for the covered fiscal year (column (c)).

2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Total Compensation in 2014 ($) (1)
(a)	(b)	(c)
George L. Ball	37,500	37,500
Gary K. Bettin	37,500	37,500
Michael J. Loughlin	—	—
John F. Luikart	37,500	37,500

(1)
Represents amounts paid from July 3, 2014, the date each director listed was first elected to the board. Prior to July 3, 2014, all of our directors were employees of the Bank. These directors did not receive compensation from us for their services as our directors.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. None of our executive officers or employees is currently compensated by us.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
The following table sets forth the number of shares and percentage of ownership beneficially owned in our Series A preferred stock by our directors and executive officers as of February 17, 2015. None of the directors or executive officers own any shares of any other class of our equity securities.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class
George L. Ball	9,000	0.08%
Gary K. Bettin	0	0
Michael J. Loughlin	0	0
John F. Luikart	0	0
John R. Shrewsberry	0	0
Directors and executive officers as a group	9,000	0.08%
We had 645 shares of common stock issued and outstanding as of December 31, 2014. None of our directors or executive officers owns any shares of our common stock. In addition, we do not have any equity compensation plans.
The following table sets forth the number of shares and percentage of ownership beneficially owned by all persons known by us to own more than five percent of the shares of our common stock. Holders of our Series A and Series B preferred stock do not have voting rights (except in the limited circumstances) and therefore are not included in the table below.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percentage of Class

Wachovia Preferred Funding Corp. 90 South 7th Street, 13th Floor Minneapolis, Minnesota 55402	645	100.00%

In addition to the foregoing, as of December 31, 2014, WPFC owned 80.25% of our Series B preferred stock.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Certain Relationships and Related Party Transactions

One of our directors is also an executive officer of Wells Fargo. Our executive officers are also executive officers of Wells Fargo and the Bank. In addition, some of our directors and executive officers are customers of Wells Fargo’s affiliated financial and lending institutions and have transactions with such affiliates in the ordinary course of business. Transactions with directors and executive officers have been on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with third parties and do not involve more than the normal risk of collectability or present other unfavorable features. We may hold a participation interest in some of these loans.
We are subject to certain income and expense allocations from affiliated parties for various services received. In addition, we enter into transactions with affiliated parties in the normal course of business. The nature of the transactions with affiliated parties is discussed below. Further information, including amounts involved, is presented in Note 6 (Transactions With Related Parties) of the Financial Statements.
We acquire and sell loans from and to the Bank. The loan acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums. The net acquisition discount accretion is reported within interest income. We sell foreclosed assets back to the Bank from time to time at estimated fair value generally with no gain or loss recognized upon the transfer of such assets (as the assets are written down to the fair value of the underlying collateral before being sold). Gains or losses on sales of loans are included within noninterest income. In 2014, all of our loan acquisitions and sales were with the Bank. In 2014, we acquired $1.8 billion of consumer loans and $801.0 million of commercial loans from the Bank at their estimated fair value.
We may pledge our loan assets in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Bank of Des Moines or the discount window of the Federal Reserve Bank of San Francisco. In exchange for the pledge of our loan assets, the Bank will pay us a fee. Such fee initially will be in an amount we believe represents an arrangement that is not inconsistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. Although we currently believe that this arrangement is not inconsistent with market terms, we cannot provide assurance that this is and/or will be the case in the future to the extent such fees are renegotiated. Any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors.
The Bank currently administers our day-to-day activities and services substantially all of the loans in our portfolio under the terms of loan participation and servicing and assignment agreements. These agreements reflect what we believe to be terms consistent with those resulting from arm’s-length negotiations and obligate us to pay the Bank monthly service fees, depending on the loan type, based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. We paid the Bank total servicing fees of $37.2 million in 2014.
Additionally, we are subject to Wells Fargo’s management fee policy and thus reimburse the Bank on a monthly basis for general overhead expenses, and we are dependent on the Bank and others for servicing the loans in our portfolio. Management fees are calculated based on Wells Fargo’s total monthly allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $3.1 million in 2014.
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk management framework, including enterprise-level management committees that have been established to inform the risk management framework and provide governance and advice regarding management functions, and we are subject to key elements of Wells Fargo’s enterprise risk management culture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Wells Fargo’s Risk Management Framework and Culture” in this Report.
A deposit account with the Bank is our primary cash management vehicle. Our cash management process includes applying operating cash flows to reduce any outstanding balance on our line of credit with the Bank. Operating cash flows are settled through our affiliate accounts receivable/payable process. Upon settlement, cash received is either applied to reduce our line of credit outstanding or retained as a deposit with the Bank.

We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $1.2 billion at a rate of interest equal to the average federal funds rate plus 12.5 basis points (0.125%). We paid $1.4 million to the Bank in interest on the revolving line of credit for the year ended December 31, 2014.
Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions that include net loan pay-downs, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

Related Party Transaction Approval Policy

Our board of directors has adopted a written related party transaction approval policy pursuant to which an independent committee of our board of directors reviews and approves or takes such other action as it may deem appropriate with respect to the following transactions: (1) a transaction in which we are a participant and that involves an amount exceeding $120,000 and in which any of our directors, executive officers or 5% stockholders or any other “related person” as defined in Item 404 of Regulation S-K (“Item 404”) has or will have a direct or indirect material interest; (2) any material amendment or modification to any existing related party transaction; or (3) any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404. The policy sets forth factors to be considered by the independent committee including, among others, whether the terms of the transaction are fair to us and in our best interests, whether there are business reasons for the Company to enter into the transaction, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, the extent of related person’s interest in the transaction and whether the transaction would present an improper conflict of interest for any director or executive officer of the Company. To simplify the administration of the approval process under the policy, the independent committee may, where appropriate, establish guidelines for certain types of transactions or designate certain types of transactions as pre-approved. The following transactions have been pre-approved pursuant to the related party transaction approval policy: (i) indemnification payments; (ii) transactions that involve the providing of compensation or benefits to a director for their services in that capacity; (iii) transactions where all shareholders receive proportional benefits; (iv) certain ordinary course lending and leasing transactions; (v) certain other ordinary course financial services transactions; and (vi) transactions with Wells Fargo and the Bank or its affiliates. However, the form of loan participation and servicing and assignment agreements, and any material amendments to or the termination of such agreements, and any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, must be approved by a majority of our independent directors.

Director Independence

See Part III, Item 10 “Directors And Executive Officers And Corporate Governance — Audit Committee” in this Report.

Item 14.	Principal Accountant Fees And Services.

KPMG LLP were our auditors for the years ended December 31, 2014 and December 31, 2013.

Set forth below is information relating to the aggregate KPMG fees for professional services rendered to us for the fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees (1)	$710,250	849,800
Audit-Related (2)	77,500	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$787,750	849,800

(1)
Aggregate fees for professional services rendered for the audit of our annual financial statements and for services normally provided in connection with statutory or regulatory filings or engagements. As the initial year of the audit, the 2013 audit fees include services rendered for 2012 and 2011. 2014 Audit fees included services rendered for our Form S-11 registration statement.

(2)	Audit-related fees consisted of fees for underwriter related due diligence services.

Our Audit Committee pre-approves all audit, audit-related and non-audit services provided to us by our independent auditors, KPMG, prior to the engagement of KPMG with respect to those services. Generally, prior to or at the beginning of each year, our management submits to the Audit Committee detailed information regarding the specific audit, audit-related and permissible non-audit services that it recommends the Audit Committee engage the independent auditors to provide us for the fiscal year. Management discusses the services with the Audit Committee, including the rationale for using the independent auditors for non-audit services, including tax services, and whether the provision of those non-audit services by KPMG is compatible with maintaining the auditors’ independence. Thereafter, any additional audit, audit-related or non-audit services that arise and that were not submitted to the Audit Committee for pre-approval at the beginning of the year are also similarly submitted to the Audit Committee for pre-approval. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve the engagement of the independent auditors when the entire Audit Committee is unable to do so. All such pre-approvals are then reported to the entire Audit Committee at its next meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
The following financial statements of Wells Fargo Real Estate Investment Corporation at December 31, 2014, are included in this report.
Report of Independent Registered Public Accounting Firm
Statement of Income
Balance Sheet
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
Schedule IV - Mortgage Loans on Real Estate

A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wells Fargo Real Estate Investment Corporation:

We have audited the accompanying balance sheets of Wells Fargo Real Estate Investment Corporation (the Company) as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the financial statements, we also have audited financial statement schedule, Schedule IV - Mortgage Loans on Real Estate. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fargo Real Estate Investment Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    KPMG LLP
Charlotte, North Carolina

March 5, 2015

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income
	Year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Interest income	$696,425	298,635	203,448
Interest expense	1,397	1,210	26
Net interest income	695,028	297,425	203,422
Provision for credit losses	6,665	18,235	45,376
Net interest income after provision for credit losses	688,363	279,190	158,046
Noninterest income
Other	653	225	491
Total noninterest income	653	225	491
Noninterest expense
Loan servicing costs	37,266	13,734	11,363
Management fees	3,120	2,025	2,082
Foreclosed assets	9,794	5,924	1,643
Other	872	302	357
Total noninterest expense	51,052	21,985	15,445
Net income	637,964	257,430	143,092
Comprehensive income	637,964	257,430	143,092
Dividends on preferred stock	1,079	57	57
Net income applicable to common stock	$636,885	257,373	143,035
Per common share information
Earnings per common share	$987,419	399,028	221,760
Diluted earnings per common share	987,419	399,028	221,760
Dividends declared per common share	$934,884	496,124	288,372
Average common shares outstanding	645	645	645
Diluted average common shares outstanding	645	645	645
The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Balance Sheet
	December 31,
(in thousands, except shares)	2014	2013
Assets
Cash and cash equivalents	$—	—
Loans, net of unearned income	12,949,277	13,120,341
Allowance for loan losses	(184,437)	(243,752)
Net loans	12,764,840	12,876,589
Accounts receivable - affiliates, net	54,424	44,135
Other assets	40,141	45,470
Total assets	$12,859,405	12,966,194
Liabilities
Line of credit with Bank	$496,692	901,350
Other liabilities	6,196	8,213
Total liabilities	502,888	909,563
Stockholders’ Equity
Preferred stock	110	—
Common stock – $0.01 par value in each year, authorized 100,000,000 shares in 2014 and 1,000 shares in 2013; issued and outstanding 645 shares in each year	—	—
Additional paid-in capital	12,550,951	12,285,060
Retained earnings (deficit)	(194,544)	(228,429)
Total stockholders’ equity	12,356,517	12,056,631
Total liabilities and stockholders’ equity	$12,859,405	12,966,194
The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2011	$—	—	3,828,424	(122,837)	3,705,587
Net income	—	—	—	143,092	143,092
Cash dividends
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $288,372.00 per share	—	—	—	(186,000)	(186,000)
Balance, December 31, 2012	$—	—	3,828,424	(165,802)	3,662,622
Net income	—	—	—	257,430	257,430
Cash dividends
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $496,124.00 per share				(320,000)	(320,000)
Wachovia Preferred Funding Corporation (WPFC) contributions (1)	—	—	8,456,636	—	8,456,636
Balance, December 31, 2013	$—	—	12,285,060	(228,429)	12,056,631
Net income	—	—	—	637,964	637,964
Preferred stock issued	110	—	265,891	—	266,001
Cash dividends
Series A preferred stock at $0.09 per share	—	—	—	(1,022)	(1,022)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $934,884.00 per share	—	—	—	(603,000)	(603,000)
Balance, December 31, 2014	$110	—	12,550,951	(194,544)	12,356,517
(1) Includes $7.0 billion asset contribution and $1.5 billion cash contribution from WPFC.
The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows
	Year ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$637,964	257,430	143,092
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on loans	(71,317)	(11,375)	(23,425)
Provision for credit losses	6,665	18,235	45,376
Other operating activities, net	(8,404)	(8,109)	(7,925)
Net cash provided by operating activities	564,908	256,181	157,118
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(2,566,372)	(3,862,635)	(1,960,807)
Proceeds from payments and sales	2,743,178	1,986,527	1,026,125
Net cash provided (used) by investing activities	176,806	(1,876,108)	(934,682)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	1,912,396	2,351,355	451,453
Repayments of line of credit with Bank	(2,317,054)	(1,901,371)	(87)
WPFC contribution	—	1,490,000	—
Cash dividends paid	(603,057)	(320,057)	(186,057)
Preferred stock issued	266,001	—	—
Net cash (used) provided by financing activities	(741,714)	1,619,927	265,309
Net change in cash and cash equivalents	—	—	(512,255)
Cash and cash equivalents at beginning of year	—	—	512,255
Cash and cash equivalents at end of year	$—	—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$13,079	2,978	5,099
Assets contributed from WPFC, net of allowance for credit losses	—	6,966,636	—
The accompanying notes are an integral part of these statements.

Note 1: Summary of Significant Accounting Policies

Wells Fargo Real Estate Investment Corporation (formerly Wachovia Real Estate Investment Corp.) (the Company, we, our or us) is a direct subsidiary of Wachovia Preferred Funding Corp. (WPFC) and an indirect subsidiary of both Wells Fargo & Company (Wells Fargo) and Wells Fargo Bank, National Association (the Bank). The Company, a Delaware corporation, has operated as a REIT since its formation in 1996.
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.

Accounting Standards Adopted in 2014
In 2014, we adopted the following new accounting guidance:

•
Accounting Standards Update (ASU) 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure; and

•	ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

ASU 2014-14 requires certain government-guaranteed mortgage loans to be classified as other receivables upon foreclosure and measured based on the loan balance expected to be recovered from the guarantor. We early adopted this guidance in fourth quarter 2014, effective as of January 1, 2014, through a modified retrospective transition. Our adoption of this Update did not have a material effect on our financial statements.

ASU 2014-04 clarifies the timing of when a creditor has taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. The guidance also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. We adopted this guidance in first quarter 2014. This Update did not have a material effect on our financial statements as this guidance was consistent with our prior practice.

Asset Contribution
In November 2013, WPFC contributed loans and other assets to the Company. The contribution of assets was an equity transaction between entities under common control; therefore, the assets were recorded at their WPFC book value, including allowance for credit losses and unamortized premiums and discounts on loans. Contributed loans included $304.3 million of nonaccrual loans and $388.0 million of troubled debt restructurings (TDRs). We did not issue additional shares to WPFC; accordingly, the contributions were recorded as an increase in additional paid-in capital.
The following table presents total loans contributed by portfolio segment, allowance for credit losses and other assets and liabilities contributed.

(in thousands)	2013
Loans:
Total commercial	$1,776,464
Total consumer	5,373,016
Total loans contributed	7,149,480
Allowance for loan losses	(196,784)
Allowance for unfunded commitments	(282)
Total allowance for credit losses	(197,066)
Other assets (liabilities) contributed:
Accrued interest receivable	18,040
Foreclosed assets	2,401
Servicing advances and accruals	(6,219)
Total net other assets contributed	14,222
Total assets contributed	$6,966,636

Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks and interest-bearing bank balances. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.
Loans
We have acquired, or accepted as capital contributions, participation interests in loans both secured and not secured by real estate along with other assets. We anticipate that we will acquire, or receive as capital contributions, loans or other assets from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us.
Substantially all of our interests in mortgage loans and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
In general, the Bank initially transfers participation interests in loans to a subsidiary of the Bank that does not have a direct or indirect ownership interest in us, which then transfers such participation interests to us. We may from time to time transfer such participation interests back to the subsidiary, which may ultimately transfer such interests back to the Bank.
Pursuant to the terms of the relevant participation and servicing and assignment agreements, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank. As such, the transfers do not qualify for sale accounting; however the assets continue to be classified as loans in our financial statements because the returns and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. The Company initially measures the non-recourse receivables at the cash proceeds exchanged which represents the fair value of the transferred loans.
Loans are recorded at the principal balance outstanding, net of any cumulative charge-offs and unamortized premium or discount on acquired loans. Interest income is recognized on an accrual basis. Premiums and discounts are amortized as an adjustment to the yield over the contractual life of the loan using the interest method. If a prepayment occurs on a loan, any related premium or discount is recognized as an adjustment to yield in the results of operations in the period in which the prepayment occurs.
Loans acquired in a transfer, including business combinations where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased credit-impaired (PCI) loans. Substantially all of our PCI loans were acquired in the December 31, 2008 acquisition of Wachovia Corporation by Wells Fargo. PCI loans are initially recorded at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses is not carried over. A nonaccretable difference is established for PCI loans to absorb losses expected on those loans at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. PCI loans were less than 1 percent of total loans at December 31, 2014 and 2013.

Nonaccrual and Past Due Loans
We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

PCI loans were written down at acquisition to fair value
using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).
When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. If the ultimate collectability of the recorded loan balance is in doubt for a nonaccrual loan, the cost recovery method is used and cash collected is applied to first reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, we return a loan to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and collectability of remaining principal and interest is no longer doubtful.
For modified loans, we re-underwrite at the time of a restructuring to determine if there is sufficient evidence of sustained repayment capacity based on the borrower’s financial strength, including documented income, debt to income ratios and other factors. If the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will generally remain in accruing status. When a loan classified as a TDR performs in accordance with its modified terms, the loan either continues to accrue interest (for performing loans) or will return to accrual status after the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to the modification). Loans will be placed on nonaccrual status and a corresponding charge-off is recorded if we believe it is probable that principal and interest contractually due under the modified terms of the agreement will not be collectible.
Our loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

Loan Charge-off Policies
For commercial loans, we generally fully charge off or charge down to net realizable value (fair value of collateral, less estimated costs to sell) for loans secured by collateral when:

•	management judges the loan to be uncollectible;

•	repayment is deemed to be protracted beyond reasonable time frames;

•	the loan has been classified as a loss by either our internal loan review process or our banking regulatory agencies;

•	the customer has filed bankruptcy and the loss becomes evident owing to a lack of assets; or

•	the loan is 180 days past due unless both well-secured and in the process of collection.

For consumer loans, we fully charge off or charge down to net realizable value when deemed uncollectible due to bankruptcy discharge or other factors, or no later than when the loan is 180 days past due.

Impaired Loans
We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. Our impaired loans predominantly include loans on nonaccrual status for commercial and industrial, commercial secured by real estate (CSRE) and any loans modified in a TDR, on both accrual and nonaccrual status.
When we identify a loan as impaired, we generally measure the impairment, if any, based on the difference between the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount) and the present value of expected future cash flows, discounted at the loan’s effective interest rate. When the value of an impaired loan is calculated by discounting expected cash flows, interest income is recognized using the loan’s effective interest rate over the remaining life of the loan. When collateral is the sole source of repayment for the impaired loan, rather than the borrower’s income or other sources of repayment, we charge down to net realizable value.

Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to the borrower that we would not otherwise consider, the related loan is classified as a TDR. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans. Other than resolutions such as foreclosures and sales, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Foreclosed Assets
Foreclosed assets obtained through our lending activities primarily include real estate. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for credit losses at foreclosure. We allow up to 90 days after foreclosure to finalize determination of net realizable value. Thereafter, changes in net realizable value are recorded to foreclosed assets expense. The net realizable value of these assets is reviewed and updated periodically depending on the type of property.

Allowance for Credit Losses (ACL)
The allowance for credit losses is management’s estimate of credit losses inherent in the loan portfolio, including unfunded credit commitments, at the balance sheet date. We have an established process to determine the appropriateness of the allowance for credit losses that assesses the losses inherent in our portfolio and related unfunded credit commitments. While we attribute portions of the allowance to our respective commercial and consumer portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments.
Our process involves procedures to appropriately consider the unique risk characteristics of our commercial and consumer loan portfolio segments. For each portfolio segment, losses are estimated collectively for groups of loans with similar characteristics, individually or pooled for impaired loans or, for PCI loans, based on the changes in cash flows expected to be collected.
Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience influencing loss factors, and other conditions influencing loss expectations, such as economic conditions.

COMMERCIAL PORTFOLIO SEGMENT ACL METHODOLOGY Generally, commercial loans are assessed for estimated losses by grading each loan using various risk factors as identified through periodic reviews. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of default and losses after default within each credit risk rating. These loss estimates are adjusted as appropriate based on additional analysis of long-term average loss experience compared to previously forecasted losses, external loss data or other risks identified from current economic conditions and credit quality trends. The estimated probability of default and severity at the time of default are applied to loan equivalent exposures to estimate losses for unfunded credit commitments.
The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a TDR, whether on accrual or nonaccrual status.

CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans that are not identified as a TDR, we determine the allowance predominantly on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages. As appropriate and to achieve greater accuracy, we may further stratify selected portfolios by sub-product and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, vintage and maturation, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.
In determining the appropriate allowance attributable to our residential mortgage portfolio, we take into consideration portfolios determined to be at elevated risk, such as junior lien mortgages behind delinquent first lien mortgages. We incorporate the default rates and high severity of loss for these higher risk portfolios, including the impact of our established loan modification programs. When modifications occur or are probable to occur, our allowance considers the impact of these modifications, taking into consideration the associated credit cost, including re-defaults of modified loans and projected loss severity. Accordingly, the loss content associated with the effects of existing and probable loan modifications and higher risk portfolios has been captured in our allowance methodology.
We separately estimate impairment for consumer loans that have been modified in a TDR (including trial modifications), whether on accrual or nonaccrual status.

OTHER ACL MATTERS The allowance for credit losses for both portfolio segments includes an amount for imprecision or uncertainty that may change from period to period. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

Fair Value of Financial Instruments
We use fair value measurements in our fair value disclosures and to record certain assets and liabilities at fair value.

DETERMINATION OF FAIR VALUE We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and accordingly, do not determine fair value based upon a forced liquidation or distressed sale. Where necessary, we estimate fair value using other market observable data such as market indices, and industry ratings of underlying collateral or models employing techniques such as discounted cash flow analyses. The assumptions we use in the models, which typically include assumptions for interest rates, credit losses and prepayments, are verified against market observable data where possible. We apply market observable real estate data in valuing instruments where the underlying collateral is real estate or where the fair value of an instrument being valued highly correlates to real estate prices. Where appropriate, we may use a combination of these valuation approaches.
Where the market price of the same or similar instruments is not available, the valuation of financial instruments becomes more subjective and involves a high degree of judgment. Where modeling techniques are used, the models are subject to validation procedures by our internal valuation model validation group in accordance with risk management policies and procedures.
We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations.

FAIR VALUE HIERARCHY We group our assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - Valuation is generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

In the determination of the classification of financial instruments in Level 2 or Level 3 of the fair value hierarchy, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, we make judgments regarding the significance of the Level 3 inputs to the instruments' fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

Income Taxes
We are taxed as a REIT under relevant sections of the Internal Revenue Code of 1986 (the Code). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders, and as long as certain asset, income and stock ownership tests are met. For the tax year ended December 31, 2014, we complied with these provisions and are not subject to federal income tax.
As a REIT, dividends paid on preferred and common shares generally constitute ordinary income to the shareholder. However, distributions paid on common shares in excess of REIT taxable income, computed without regard to the dividends paid deduction, do not qualify as dividend income, and instead constitute a return of capital. In the event we do not continue to qualify as a REIT, earnings and cash provided by operating activities available for distribution to shareholders would be reduced by the amount of any applicable income tax obligation. The preferred and common dividends we pay as a REIT are ordinary investment income not eligible for the dividends received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers. If we were not a REIT, preferred and common dividends we pay generally would qualify for the dividends received deduction for corporate shareholders and the favorable qualified dividend tax rate applicable to non-corporate taxpayers.
We file a separate federal income tax return and therefore are not included in the Wells Fargo consolidated tax returns or subject to the allocation of federal income tax liability (benefit) resulting from these consolidated tax returns. In addition, we will file unitary state income tax returns along with other subsidiaries of Wells Fargo.
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon its current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the financial statements at December 31, 2014.

Earnings Per Common Share
We compute basic earnings per share by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. We compute diluted earnings per share by dividing income available to common stockholders by the sum of the weighted average number of shares adjusted to include the effect of potentially dilutive shares. Income available to common stockholders is computed as net income less dividends on preferred stock. There were no potentially dilutive shares in any period presented and accordingly, basic and diluted earnings per share are the same.

Retained Earnings (Deficit)
We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100 percent of our REIT taxable income for federal income tax purposes. Because our net income determined under GAAP may vary from the determination of REIT taxable income, periodic distributions may exceed our GAAP net income.
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2014, are not significant.

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to December 31, 2014. There were no subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, Florida, New Jersey, Pennsylvania and North Carolina. These markets include approximately 47% of our total loan balance at December 31, 2014.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $347.1 million and $325.0 million at December 31, 2014 and 2013, respectively, which were predominantly all unamortized discounts and premiums.

	December 31,
(in thousands)	2014	2013	2012
Commercial:
Commercial and industrial	$58,559	80,053	47,272
Secured by real estate	3,121,106	2,859,662	246,344
Total commercial	3,179,665	2,939,715	293,616
Consumer:
Real estate 1-4 family first mortgage	8,023,294	8,029,146	3,361,857
Real estate 1-4 family junior lien mortgage	1,746,318	2,151,480	457,025
Total consumer	9,769,612	10,180,626	3,818,882
Total loans	$12,949,277	13,120,341	4,112,498

The following table summarizes the proceeds paid (including accrued interest receivable of $5.6 million and $8.7 million in 2014 and 2013, respectively) or received from the Bank for acquisitions and sales of loans, respectively.

	2014			2013
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Year ended December 31,
Loan acquisitions	$800,996	1,765,376	2,566,372	974,757	2,887,878	3,862,635
Loan sales	(493)	(23,003)	(23,496)	—	(5,670)	(5,670)

Commitments to Lend
See Note 3 (Commitments, Guarantees and Other Matters) for more information about our commitments to lend.

Pledged Loans
Effective first quarter 2015, we may pledge loans on behalf of the Bank in an aggregate amount not exceeding 80% of our total assets at any time as collateral for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks; provided that, after giving effect to any and all such pledges of assets, the unpaid principal balance of our total unpledged, performing assets (which, for the avoidance of doubt, shall not be pledged in respect of any other indebtedness we incur or otherwise) will equal or exceed three times the sum of the aggregate liquidation preference of our Series A and Series B preferred stock then outstanding plus any other parity stock then outstanding. Performing assets are assets other than nonaccrual loans and foreclosed assets.

Allowance for Credit Losses (ACL)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Year ended December 31,
(in thousands)	2014	2013	2012
Balance, beginning of year	$244,269	65,459	68,535
Provision for credit losses	6,665	18,235	45,376
Interest income on certain impaired loans (1)	(3,729)	(1,865)	(1,590)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—	—
Secured by real estate	(531)	(55)	(1,719)
Total commercial	(531)	(55)	(1,719)
Consumer:
Real estate 1-4 family first mortgage	(32,162)	(17,644)	(19,417)
Real estate 1-4 family junior lien mortgage	(47,352)	(23,638)	(29,479)
Total consumer	(79,514)	(41,282)	(48,896)
Total loan charge-offs	(80,045)	(41,337)	(50,615)
Loan recoveries:
Commercial:
Commercial and industrial	—	—	—
Secured by real estate	292	246	1,464
Total commercial	292	246	1,464
Consumer:
Real estate 1-4 family first mortgage	6,709	2,334	523
Real estate 1-4 family junior lien mortgage	11,013	4,131	1,766
Total consumer	17,722	6,465	2,289
Total loan recoveries	18,014	6,711	3,753
Net loan charge-offs	(62,031)	(34,626)	(46,862)
Allowance related to loan contribution	$—	197,066	—
Balance, end of year	185,174	244,269	65,459
Components:
Allowance for loan losses	$184,437	243,752	65,340
Allowance for unfunded credit commitments	737	517	119
Allowance for credit losses	$185,174	244,269	65,459
Net loan charge-offs as a percentage of average total loans	0.49%	0.62	1.43
Allowance for loan losses as a percentage of total loans	1.42	1.86	1.59
Allowance for credit losses as a percentage of total loans	1.43	1.86	1.59

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Year ended December 31,
(in thousands)	Commercial	Consumer	Total
2014
Balance, beginning of year	$26,145	218,124	244,269
Provision (reversal of provision) for credit losses	(6,430)	13,095	6,665
Interest income on certain impaired loans	—	(3,729)	(3,729)

Loan charge-offs	(531)	(79,514)	(80,045)
Loan recoveries	292	17,722	18,014
Net loan charge-offs	(239)	(61,792)	(62,031)
Balance, end of year	$19,476	165,698	185,174
2013
Balance, beginning of year	$6,584	58,875	65,459
Provision for credit losses	4,596	13,639	18,235
Interest income on certain impaired loans	—	(1,865)	(1,865)

Loan charge-offs	(55)	(41,282)	(41,337)
Loan recoveries	246	6,465	6,711
Net loan charge-offs	191	(34,817)	(34,626)
Allowance related to loan contribution	14,774	182,292	197,066
Balance, end of year	$26,145	218,124	244,269
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
December 31, 2014
Collectively evaluated (1)	$17,535	53,999	71,534	3,172,418	9,218,652	12,391,070
Individually evaluated (2)	1,941	111,699	113,640	5,127	523,264	528,391
Purchased credit-impaired (PCI) (3)	—	—	—	2,120	27,696	29,816
Total	$19,476	165,698	185,174	3,179,665	9,769,612	12,949,277
December 31, 2013
Collectively evaluated (1)	$21,756	83,685	105,441	2,928,904	9,605,792	12,534,696
Individually evaluated (2)	4,262	134,439	138,701	8,280	537,942	546,222
PCI (3)	127	—	127	2,531	36,892	39,423
Total	$26,145	218,124	244,269	2,939,715	10,180,626	13,120,341

(1)
Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(3)
Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than September 30, 2014.

COMMERCIAL CREDIT QUALITY INDICATORS In addition to monitoring commercial loan concentration risk, we manage a consistent process for assessing commercial loan credit quality. Generally commercial loans are subject to individual risk assessment using our internal borrower and collateral quality ratings. Our ratings are aligned to Pass and Criticized categories. The Criticized category includes Special Mention, Substandard, and Doubtful categories which are defined by bank regulatory agencies.
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
December 31, 2014
By risk category:
Pass	$58,559	3,099,896	3,158,455
Criticized	—	21,210	21,210
Total commercial loans	$58,559	3,121,106	3,179,665
December 31, 2013
By risk category:
Pass	$80,053	2,782,720	2,862,773
Criticized	—	76,942	76,942
Total commercial loans	$80,053	2,859,662	2,939,715

In addition, while we monitor past due status, we do not consider it a key driver of our credit risk management practices for commercial loans. The following table provides past due information for commercial loans.

(in thousands)	Commercial and industrial	Secured by real estate	Total
December 31, 2014
By delinquency status:
Current-29 days past due (DPD) and still accruing	$58,559	3,112,991	3,171,550
30-89 DPD and still accruing	—	3,901	3,901
90+ DPD and still accruing	—	—	—
Nonaccrual loans	—	4,214	4,214
Total commercial loans	$58,559	3,121,106	3,179,665
December 31, 2013
By delinquency status:
Current-29 DPD and still accruing	$80,053	2,845,445	2,925,498
30-89 DPD and still accruing	—	5,383	5,383
90+ DPD and still accruing	—	32	32
Nonaccrual loans	—	8,802	8,802
Total commercial loans	$80,053	2,859,662	2,939,715

CONSUMER CREDIT QUALITY INDICATORS We have various classes of consumer loans that present respective unique risks. Loan delinquency, FICO credit scores and LTV/CLTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.

The majority of our loss estimation techniques used for the allowance for credit losses rely on delinquency matrix models or delinquency roll rate models. Therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses.
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2014
By delinquency status:
Current-29 DPD	$7,819,624	1,670,204	9,489,828
30-59 DPD	43,991	22,639	66,630
60-89 DPD	24,190	13,360	37,550
90-119 DPD	12,856	8,049	20,905
120-179 DPD	19,552	10,351	29,903
180+ DPD	114,508	23,907	138,415
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612
December 31, 2013
By delinquency status:
Current-29 DPD	$7,752,236	2,061,719	9,813,955
30-59 DPD	59,740	25,152	84,892
60-89 DPD	31,133	15,808	46,941
90-119 DPD	25,327	10,644	35,971
120-179 DPD	29,786	13,004	42,790
180+ DPD	142,432	27,033	169,465
Remaining PCI accounting adjustments	(11,508)	(1,880)	(13,388)
Total consumer loans	$8,029,146	2,151,480	10,180,626

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2014
By updated FICO:
< 600	$352,071	207,535	559,606
600-639	261,911	122,907	384,818
640-679	462,643	200,737	663,380
680-719	974,778	295,492	1,270,270
720-759	1,425,335	354,841	1,780,176
760-799	2,970,256	361,942	3,332,198
800+	1,498,996	184,976	1,683,972
No FICO available	88,731	20,080	108,811
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612
December 31, 2013
By updated FICO:
< 600	$455,297	263,773	719,070
600-639	290,055	147,750	437,805
640-679	549,971	255,471	805,442
680-719	1,117,402	364,122	1,481,524
720-759	1,534,245	426,606	1,960,851
760-799	2,732,616	462,568	3,195,184
800+	1,297,140	221,740	1,518,880
No FICO available	63,928	11,330	75,258
Remaining PCI accounting adjustments	(11,508)	(1,880)	(13,388)
Total consumer loans	$8,029,146	2,151,480	10,180,626

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. CLTV refers to the combination of first mortgage and junior lien mortgage ratios. LTVs and CLTVs are updated quarterly using a cascade approach which first uses values provided by automated valuation models (AVMs) for the property. If an AVM is not available, then the value is estimated using the original appraised value adjusted by the change in Home Price Index (HPI) for the property location. If an HPI is not available, the original appraised value is used. The HPI value is normally the only method considered for high value properties, generally with an original value of $1 million or more, as the AVM values have proven less accurate for these properties.

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV primarily due to industry data availability and portfolios acquired from or serviced by other institutions.

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
December 31, 2014
By LTV/CLTV:
0-60%	$4,007,543	470,244	4,477,787
60.01-80%	2,958,255	445,892	3,404,147
80.01-100%	801,111	453,564	1,254,675
100.01-120% (1)	164,249	249,423	413,672
> 120% (1)	64,619	127,355	191,974
No LTV/CLTV available	38,944	2,032	40,976
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612
December 31, 2013
By LTV/CLTV:
0-60%	$3,812,361	508,054	4,320,415
60.01-80%	2,835,903	500,730	3,336,633
80.01-100%	959,680	537,107	1,496,787
100.01-120% (1)	267,814	367,842	635,656
> 120% (1)	120,418	236,576	356,994
No LTV/CLTV available	44,478	3,051	47,529
Remaining PCI accounting adjustments	(11,508)	(1,880)	(13,388)
Total consumer loans	$8,029,146	2,151,480	10,180,626

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	December 31,
(in thousands)	2014	2013
Commercial:
Commercial and industrial	$—	—
Secured by real estate	4,214	8,802
Total commercial	4,214	8,802
Consumer:
Real estate 1-4 family first mortgage	236,859	310,069
Real estate 1-4 family junior lien mortgage	80,375	104,423
Total consumer	317,234	414,492
Total nonaccrual loans (excluding PCI)	$321,448	423,294

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.9 million at December 31, 2014, and $7.0 million at December 31, 2013, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

	December 31,
(in thousands)	2014	2013
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	—
Total commercial	—	—
Consumer:
Real estate 1-4 family first mortgage	6,020	13,120
Real estate 1-4 family junior lien mortgage	4,240	5,062
Total consumer	10,260	18,182
Total past due (excluding PCI)	$10,260	18,182

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $15.1 million at December 31, 2014, and $20.0 million at December 31, 2013.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
December 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	7,391	5,127	5,127	1,941
Total commercial	7,391	5,127	5,127	1,941
Consumer:
Real estate 1-4 family first mortgage	483,084	397,858	283,549	68,589
Real estate 1-4 family junior lien mortgage	157,182	125,406	106,777	43,110
Total consumer	640,266	523,264	390,326	111,699
Total impaired loans (excluding PCI)	$647,657	528,391	395,453	113,640
December 31, 2013
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	10,751	8,280	8,280	4,262
Total commercial	10,751	8,280	8,280	4,262
Consumer:
Real estate 1-4 family first mortgage	489,857	405,461	310,367	80,130
Real estate 1-4 family junior lien mortgage	147,594	132,481	112,860	54,309
Total consumer	637,451	537,942	423,227	134,439
Total impaired loans (excluding PCI)	$648,202	546,222	431,507	138,701

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Year ended December 31,
	2014		2013		2012
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—	—	—
Secured by real estate	6,486	231	1,585	18	762	1
Total commercial	6,486	231	1,585	18	762	1
Consumer:
Real estate 1-4 family first mortgage	403,050	20,676	133,483	9,059	55,962	3,177
Real estate 1-4 family junior lien mortgage	128,374	9,754	38,257	3,186	21,534	1,322
Total consumer	531,424	30,430	171,740	12,245	77,496	4,499
Total impaired loans	$537,910	30,661	173,325	12,263	78,258	4,500
Interest income:
Cash basis of accounting		10,343		5,490		542
Other (1)		20,318		6,773		3,958
Total interest income		$30,661		12,263		4,500

(1)
Includes interest recognized on accruing TDRs and interest recognized related to the passage of time on certain impaired loans. See footnote 1 to the table of changes in the allowance for credit losses.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.
We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions, however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program - HAMP) and junior lien (i.e. Second Lien Modification Program - 2MP) mortgage loans.

At December 31, 2014, the loans in trial modification period were $7.7 million under HAMP, $1.3 million under 2MP and $6.1 million under proprietary programs, compared with $7.7 million, $2.0 million and $10.3 million at December 31, 2013, respectively. Trial modifications with a recorded investment of $6.8 million at December 31, 2014, and $9.8 million at December 31, 2013, were accruing loans and $8.3 million and $10.2 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that may be modified more than once, the table reflects each modification that occurred during the period. For loans contributed from WPFC, the table reflects activity occurring subsequent to the loan contribution.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Year ended December 31, 2014
Commercial:
Secured by real estate	$—	44	531	575	—	2.00%	$44
Total commercial	—	44	531	575	—	2.00	44
Consumer:
Real estate 1-4 family first mortgage	21,822	20,195	27,422	69,439	4,379	3.16	39,262
Real estate 1-4 family junior lien mortgage	3,847	6,810	6,587	17,244	3,287	5.20	10,157
Trial modifications (6)	—	—	(89)	(89)	—	—	—
Total consumer	25,669	27,005	33,920	86,594	7,666	3.58	49,419
Total	$25,669	27,049	34,451	87,169	7,666	3.58%	$49,463
Year ended December 31, 2013
Commercial:
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	13,904	13,471	24,853	52,228	1,881	3.23	25,783
Real estate 1-4 family junior lien mortgage	1,950	3,116	8,186	13,252	317	6.20	4,534
Trial modifications (6)	—	—	6,966	6,966	—	—	—
Total consumer	15,854	16,587	40,005	72,446	2,198	3.68	30,317
Total	$15,854	$16,587	40,005	72,446	2,198	3.68%	$30,317
Year ended December 31, 2012
Commercial:
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	5,863	11,809	39,393	57,065	2,412	3.27	16,185
Real estate 1-4 family junior lien mortgage	426	1,667	8,972	11,065	6,316	6.79	1,960
Trial modifications	—	—	1,450	1,450	—	—	—
Total consumer	6,289	13,476	49,815	69,580	8,728	3.65	18,145
Total	$6,289	13,476	49,815	69,580	8,728	3.65%	$18,145

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified of $20.5 million, $16.7 million and $9.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.

(3)	Other concessions include loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the interest rate.

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $5.2 million, $3.1 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(5)	Reflects the effect of reduced interest rates to loans with a principal or interest rate reduction primary modification type.

(6)
Trial modifications are granted a delay in payments due under the original terms during the trial payment period. However, these loans continue to advance through delinquency status and accrue interest according to their original terms. Any subsequent permanent modification generally includes interest rate related concessions; however, the exact concession type and resulting financial effect are usually not known until the loan is permanently modified. Trial modifications for the period are presented net of previously reported trial modifications that became permanent in the current period.

The table below summarizes permanent modification TDRs that have defaulted in the current period within 12 months of their permanent modification date. We report these defaulted TDRs based on a payment default definition of 90 days past due for the commercial portfolio segment and 60 days past due for the consumer portfolio segment.

	Recorded investment of defaults
	Year ended December 31,
(in thousands)	2014	2013	2012
Commercial:
Commercial and industrial	$—	—	—
Secured by real estate	335	—	—
Total commercial	335	—	—
Consumer:
Real estate 1-4 family first mortgage	3,352	2,687	3,753
Real estate 1-4 family junior lien mortgage	1,768	417	618
Total consumer	5,120	3,104	4,371
Total	$5,455	3,104	4,371

Note 3: Commitments, Guarantees and Other Matters

The Company does not have any consumer lines of credit. Its commercial loan portfolio includes unfunded loan commitments that are provided in the normal course of business. For commercial borrowers, loan commitments generally take the form of revolving credit arrangements to finance their working capital requirements. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. The contractual amount of a lending commitment represents the maximum potential credit risk if it is fully funded and the borrower does not perform according to the terms of the contract. Some of these commitments expire without being funded, and accordingly, total contractual amounts are not representative of actual future credit exposure or liquidity requirements.
Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into our overall evaluation of credit risk, and to the extent necessary, an allowance for loan losses is recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk for the Company.
The contract or notional amount of commercial loan commitments to extend credit at December 31, 2014 was $413.5 million, which included $398.7 million of lines of credit and $14.8 million of letters of credit. The contract or notional amount of commercial loan commitments to extend credit at December 31, 2013, was $381.0 million, which included $361.0 million of lines of credit and $20.0 million of letters of credit. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. The estimated fair value of commitments to extend credit at December 31, 2014 and 2013 was $737 thousand and $517 thousand, respectively. The estimated fair value of lending commitments represents the estimated amount that we would need to pay a third party to assume our December 31, 2014, exposure on lending commitments.

As part of the loan participation and servicing and assignment agreements with the Bank, the Company provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. We were not required to make payments under the indemnification clauses in 2014 or 2013. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, we are not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the balance sheet at December 31, 2014, related to these indemnifications.
The Company is not currently involved in, nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our financial statements. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could be material to our financial statements for any particular period.

Note 4: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. See Note 1 (Summary of Significant Accounting Policies) for additional information about our fair value measurement policies and methods.

Loans We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for disclosing estimated fair values. However, from time to time, we record nonrecurring fair value adjustments to loans to primarily reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral. As of December 31, 2014 and 2013, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets.
The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by product and loan rate.

The fair value of commercial loans is calculated by discounting contractual cash flows, adjusted for credit loss estimates, using discount rates that are appropriate for loans with similar characteristics and remaining maturity.
For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment and credit loss estimates, using discount rates based on current industry pricing (where readily available) or our own estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

Disclosures about Fair Value of Financial Instruments The table below is a summary of fair value estimates by level for financial instruments. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.
We have not included assets and liabilities that are not financial instruments in our disclosure, such as other assets and other liabilities. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,764,840	—	—	13,721,645	13,721,645

Financial liabilities
Line of credit with Bank (1)	496,692	—	—	496,692	496,692
December 31, 2013
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,876,589	—	—	13,743,499	13,743,499

Financial liabilities
Line of credit with Bank (1)	901,350	—	—	901,350	901,350

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Loan commitments and letters of credit are not included in the table above. See Note 3 (Commitments, Guarantees and Other Matters) for more information about these instruments.

Note 5: Common and Preferred Stock

The Company has authorized preferred and common stock. The following table provides details of common and preferred stock.

	December 31,
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
2014
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000.00
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	6.67
Common stock		100,000,000	645	0.01	6.45
Total		111,001,000	11,001,312		$110,013.12
2013
Preferred stock:
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	$1,000	1,000	667	$0.01	6.67
Common stock		1,000	645	0.01	6.45
Total		2,000	1,312		$13.12

In December 2014, the Company sold 11,000,000 shares of our Series A preferred stock in a registered public offering at a price to the public of $25 per share for an aggregate price of $275.0 million. Net proceeds to us were approximately $266.0 million after deducting underwriting discounts and commissions and other offering expenses of approximately $9.0 million. An affiliate of the Company served as the sole book-running manager for the offering, and we paid affiliates $3.1 million in underwriting discounts and commissions. For the year ended December 31, 2014, the Company declared $1.0 million cash dividends on the Series A preferred stock to be paid with the first quarterly dividend in March 2015.
In the event that the Company is liquidated or dissolved, the holders of the Series A and Series B preferred stock will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred stock ranks on parity with Series B preferred stock and senior to the Company’s common stock.
The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operation, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock.

The certificate of designation for the Series A preferred stock also contains a covenant in which we may incur indebtedness in an aggregate amount not exceeding 20% of our stockholders’ equity. Any amount exceeding that amount requires the consent of the holders of two-thirds of the Series A preferred stock, voting as a separate class.
Except upon the occurrence of a Special Event (as defined below), the Series A preferred stock is not redeemable prior to December 11, 2019. On or after such date, we may redeem the Series A preferred stock for cash, in whole or in part, at the redemption price of $25 per share, plus (a) any authorized, declared, but unpaid dividends and (b) any accumulated but unpaid dividends to the date of redemption.
A Special Event, which allows redemption of the Series A preferred stock prior to December 11, 2019, means: a Tax Event; an Investment Company Act Event; or a Regulatory Event.
Tax Event means our determination, based on the receipt by us of an opinion of counsel, rendered by a law firm experienced in such matters, in form and substance satisfactory to us, which states that there is a significant risk that dividends paid or to be paid by us with respect to our capital stock are not or will not be fully deductible by us for United States Federal income tax purposes or that we are or will be subject to additional taxes, duties, or other governmental charges, in an amount we reasonably determine to be significant as a result of:

•
any amendment to, clarification of, or change in, the laws, treaties, or related regulations of the United States or any of its political subdivisions or their taxing authorities affecting taxation; or

•	any judicial decision, official administrative pronouncement, published or private ruling, technical advice memorandum, Chief Counsel Advice, as such term is defined in the Code, regulatory procedure, notice, or official announcement which amendment, clarification, or change, or such official pronouncement or decision, is announced on or after the original date of issuance of the Series A preferred stock.
Investment Company Act Event means our determination, based on our receipt of an opinion of counsel, rendered by a law firm experienced in such matters, in form and substance satisfactory to us, which states that there is a significant risk that we are or will be considered an “investment company” that is required to be registered under the Investment Company Act, as a result of the occurrence of a change in law or regulation or a written change in interpretation or application of law or regulation, by any legislative body, court, governmental agency, or regulatory authority.

Regulatory Event means our reasonable determination, as evidenced by a certificate of one of our senior executive officers, that the Series A preferred stock remaining outstanding would (a) not be consistent with any applicable law or regulation or (b) have a material adverse effect on either us or any of Wells Fargo or the Bank (or any of their respective successors), in each case, as a result of a change in law or regulation or a written change in interpretation or application of law or regulation, by any legislative body, court, governmental agency, or regulatory authority occurring on or after the original date of issuance of the Series A preferred stock, such change in law being reflected in an opinion of counsel, in form and substance satisfactory to us.
The Series B preferred stock can be redeemed in whole at any time at $1,000 per share plus any accumulated and unpaid dividends. Transfers or pledges of the Series B shares are subject to first refusal by us.

Note 6: Transactions With Related Parties

The Company engages in various transactions and agreements with affiliated parties in the ordinary course of business. Due to the nature of common ownership of the Company and the affiliated parties by Wells Fargo, these transactions and agreements could differ from those conducted with unaffiliated parties. The principal items related to transactions with affiliated parties included in the accompanying statement of income and balance sheet are described in the table and narrative below.

	Year ended December 31,
(in thousands)	2014	2013	2012
Income statement data
Interest income:
Accretion of discounts on loans	$64,334	10,220	23,514
Interest on deposits	57	237	1,069
Total interest income	64,391	10,457	24,583
Interest expense	1,397	1,210	26
Loan servicing costs	37,221	13,721	11,355
Management fees	3,120	2,025	2,082

	December 31,
(in thousands)	2014	2013
Balance sheet related data
Loan acquisitions (year-to-date) (1)	$2,566,372	3,862,635
Assets contributed by WPFC (2)	—	8,456,636
Loan sales (year-to-date)	(23,496)	(5,670)
Foreclosed asset sales (year-to-date)	(14,971)	(1,181)
Line of credit with Bank	496,692	901,350
Accounts receivable - affiliates, net	54,424	44,135

(1)	Includes accrued interest, see Note 2 (Loans and Allowance for Credit Losses) for additional details.

(2)	See Note 1 (Summary of Significant Accounting Policies) for details on the asset contribution.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion is reported within interest income. Gains or losses on sales of loans are included within noninterest income. In 2014, all of our acquisitions and sales were with the Bank.
Effective 2015, we may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. Such fee may be renegotiated by us and the Bank from time to time.

Loan Servicing Costs The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In some instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount.

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees for 2014, 2013 and 2012 were calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees, 2) total average assets and 3) total revenue.

Deposits Interest income earned on deposits is included in interest income. Our cash management process includes applying operating cash flows to reduce any outstanding balance on our line of credit with the Bank. Operating cash flows are settled through our affiliate accounts receivable/payable process. Upon settlement cash received is either applied to reduce our line of credit outstanding or retained as a deposit with the Bank.

Foreclosed Assets We sell foreclosed assets back to the Bank from time to time at estimated fair value.

Line of Credit We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $1.2 billion at a rate of interest equal to the average federal funds rate plus 12.5 basis points (0.125%).

Accounts Receivable - Affiliates, Net Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions which include net loan pay-downs, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

Wells Fargo Real Estate Investment Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2014
Mortgage Loans on Real Estate (1)
(dollars in thousands)	Number of loans	Weighted average interest rate	Weighted average maturity in years	Recorded investment in loans(2)	Past due amounts(3)
Commercial secured by real estate:
Original balances less than $1,000	467	2.52%	3.9	$453,452	1,600
Original balances $1,000 - $10,000	517	2.51	3.5	1,284,420	6,515
Original balances over $10,000	74	2.23	3.0	1,383,234	—
Total commercial secured by real estate	1,058	2.39	3.3	3,121,106	8,115
Real estate 1-4 family first mortgage:
Original balances less than $500	49,164	5.84	18.6	3,758,673	172,785
Original balances $500 - $1,000	4,700	4.43	25.1	2,768,487	24,866
Original balances over $1,000	1,263	3.86	24.7	1,496,134	17,446
Total real estate 1-4 family first mortgage	55,127	4.99	21.9	8,023,294	215,097
Real estate 1-4 family junior lien mortgage:
Original balances less than $500	42,770	7.13	16.4	1,705,826	76,043
Original balances $500 - $1,000	70	6.07	19.7	32,242	1,150
Original balances over $1,000	9	5.41	19.4	8,250	1,113
Total real estate 1-4 family junior lien mortgage	42,849	7.10	16.5	1,746,318	78,306
Total mortgage loans	99,034	4.64	16.7	$12,890,718	301,518

(1) Wells Fargo Real Estate Investment Corporation's mortgage portfolio consists of "Commercial secured by real estate," "Real estate 1-4 family first mortgage," and "Real estate 1-4 junior lien mortgage." None of our loans individually exceeds three percent of the total recorded investment in loans.
(2) Recorded investment is net of charge-downs. Aggregate recorded investment of loans as of December 31, 2014, for Federal income tax purposes is $12.9 billion. Recorded investment includes net related party discount of $348.8 million.
(3) Amounts greater than 30 days past due. All loans were acquired from related parties. Amounts do not include purchased credit-impaired loans, which are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

Recorded Investment (1)
(in thousands)	2014	2013	2012
Balance, beginning of period	$13,040,288	4,065,226	2,992,390
Acquisitions	2,560,760	3,849,096	1,956,014
Accretion and amortization of adjustments on loans	67,592	11,361	23,374
Non-cash loan contribution from Wachovia Preferred Funding Corp.	—	7,116,854	—
Loan balance increases	2,628,352	10,977,311	1,979,388
Proceeds from principal payments and sales	(2,684,798)	(1,957,934)	(850,838)
Charge-offs	(80,045)	(41,337)	(50,615)
Transfers from loans to foreclosed assets	(13,079)	(2,978)	(5,099)
Loan balance decreases	(2,777,922)	(2,002,249)	(906,552)
Balance, end of period	$12,890,718	13,040,288	4,065,226
(1) Table presents annual changes in the recorded investment in loans. All loan acquisitions and sale transactions were with related parties. See Note 1 (Summary of Significant Accounting Policies) and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements for additional information on loan transactions, including term extensions in the form of TDRs.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Real Estate Investment Corporation

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)
Date: March 5, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

MICHAEL J. LOUGHLIN*	President, Chief Executive Officer and Director, Wells Fargo Real Estate Investment Corporation (Principal Executive Officer)
Michael J. Loughlin

JOHN R. SHREWSBERRY*	Senior Executive Vice President and Chief Financial Officer, Wells Fargo Real Estate Investment Corporation (Principal Financial Officer)
John R. Shrewsberry

RICHARD D. LEVY*	Executive Vice President and Controller, Wells Fargo Real Estate Investment Corporation (Principal Accounting Officer)
Richard D. Levy

GEORGE L. BALL*	Director
George L. Ball

GARY K. BETTIN*	Director
Gary K. Bettin

JOHN F. LUIKART*	Director
John F. Luikart

* By Jeannine E. Zahn, Attorney-in-Fact

/s/ JEANNINE E. ZAHN
Jeannine E. Zahn

Date: March 5, 2015

EXHIBIT INDEX

Exhibit No.	Description	Location

(3)(a)	Amended and Restated Certificate of Incorporation.	Filed herewith.

(3)(b)	Bylaws.	Incorporated by reference to Exhibit 3.3 to WFREIC’s Registration Statement on Form S-11 No. 333-198948.

(12)	Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99(a)
Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to commercial loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and WFREIC).
Incorporated by reference to Exhibit 99.1 to WFREIC’s Registration Statement on Form S-11 No. 333-198948.

99(b)
Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to consumer loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and WFREIC).
Incorporated by reference to Exhibit 99.1 to WFREIC’s Registration Statement on Form S-11 No. 333-198948.

(101.Ins)	XBRL Instance Document	Filed herewith.

(101.Sch)	XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.Cal)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.Lab)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.Pre)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(101.Def)	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.