Form 10-Q
period 2015-03-31
Wells Fargo Real Estate Investment Corp.
filed 2015-05-07
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-36768
Wells Fargo Real Estate Investment Corporation
(Exact name of registrant as specified in its charter)

Delaware	56-1986428
(State of incorporation)	(I.R.S. Employer Identification No.)
90 South 7th Street, 13th Floor
Minneapolis, Minnesota 55402
(Address of principal executive offices)
(Zip Code)

(855) 825-1437
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐
(Do not check if a smaller                                                       reporting company.)

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2015, there were 645 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
					% Change
	Quarter ended			March 31, 2015 from
($ in thousands, except per share data)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2014	Dec 31, 2014	Mar 31, 2014
For the period
Net income	$148,712	155,035	171,976	(4)%	(14)
Net income applicable to common stock	144,315	153,999	171,962	(6)	(16)
Diluted earnings per common share	223,744	238,758	266,608	(6)	(16)
Profitability ratios
Return on average assets	4.75%	4.85	5.45	(2)	(13)
Return on average stockholders’ equity	4.85	5.04	5.75	(4)	(16)
Average stockholders’ equity to assets	97.97	96.18	94.91	2	3
Common dividend payout ratio (1)	97.01	102.60	90.14	(5)	8
Dividend coverage ratio (2)	3,495	3,627	NA	(4)	NA
Total revenue	$165,900	174,429	176,111	(5)	(6)
Average loans	12,635,279	12,642,878	12,814,960	—	(1)
Average assets	12,689,390	12,680,340	12,789,598	—	(1)
Net interest margin	5.28%	5.48	5.54	(4)	(5)
Net loan charge-offs	$10,288	11,116	23,344	(7)	(56)
As a percentage of average total loans (annualized)	0.33%	0.35	0.74	(6)	(55)
At period end
Loans, net of unearned income	$12,266,355	12,949,277	12,553,232	(5)	(2)
Allowance for loan losses	176,473	184,437	212,115	(4)	(17)
As a percentage of total loans	1.44%	1.42	1.69	1	(15)
Assets	$12,364,626	12,859,405	12,445,458	(4)	(1)
Total stockholders’ equity	12,360,832	12,356,517	12,073,593	—	2
Total nonaccrual loans and foreclosed assets	314,551	323,995	376,714	(3)	(17)
As a percentage of total loans	2.56%	2.50	3.00	2	(15)
Loans 90 days or more past due and still accruing (3)	$9,209	10,260	13,559	(10)	(32)

(1)	Dividend declared per common share as a percentage of earnings per common share.

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

This Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015 (this Report), including the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are discussed in this Report, including in the “Forward-Looking Statements” and “Risk Factors” sections in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations.

“WFREIC,” the “Company,” “we,” “our,” and “us” refer to Wells Fargo Real Estate Investment Corporation, and where relevant, Wells Fargo Bank, National Association, acting on our behalf; “WPFC” refers to Wachovia Preferred Funding Corp.; the “Bank” refers to Wells Fargo Bank, National Association; and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

OVERVIEW

The Company is engaged in acquiring, holding and managing predominantly domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for federal income tax purposes.
We are a direct subsidiary of WPFC and an indirect subsidiary of Wells Fargo and the Bank.
As of March 31, 2015, we had $12.4 billion in assets, consisting substantially of real estate loan participation interests (loans). Substantially all of our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

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

Financial Performance
We earned net income of $148.7 million in first quarter 2015, or $223,744 diluted earnings per common share, compared with $172.0 million in first quarter 2014, or $266,608 diluted earnings per common share. The decrease in first quarter 2015 net income was primarily attributable to a decrease in yield on interest-earning assets, as well as a higher level of provision for credit losses, reflecting levels of delinquency improvement and related loss estimates that moderated compared with a year ago.

Loans
Total loans were $12.3 billion at March 31, 2015, compared with $12.9 billion at December 31, 2014. Net loans represented approximately 98% and 99% of assets at March 31, 2015 and December 31, 2014, respectively.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, continued to improve during first quarter 2015 reflecting the benefit of an improving economy and improving housing market. Net charge-offs were $10.3 million in first quarter 2015 (0.33% of average loans) compared with $23.3 million in first quarter 2014 (0.74% of average loans). Nonaccrual loans were $312.9 million at March 31, 2015, compared with $321.4 million at December 31, 2014. Loans 90 days or more past due and still accruing were $9.2 million at March 31, 2015, compared with $10.3 million at December 31, 2014.
Our provision for credit losses reflected a release from the allowance for credit losses of $7.0 million in first quarter 2015, which was $23.3 million less than what we released a year ago. The lower level of release in first quarter 2015 reflected levels of delinquency improvement and related loss estimates that moderated compared with a year ago. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, housing market conditions, and general economic conditions.

See the “Risk Management — Credit Risk Management” in this Report for more information.

Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million in first quarter 2015. Dividends declared on our Series B preferred stock totaled $14 thousand for first quarters of both 2015 and 2014.
Dividends declared to holders of our common stock totaled $140.0 million and $155.0 million during first quarter 2015 and 2014, respectively.

Earnings Performance

Net Income
We earned net income of $148.7 million and $172.0 million in first quarter 2015 and 2014, respectively. The decrease in first quarter 2015 net income was primarily attributable to a decrease in yield on interest-earning assets, as well as a higher level of provision for credit losses, reflecting levels of delinquency improvement and related loss estimates that moderated compared with a year ago.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $165.8 million in first quarter 2015, compared with $176.0 million a year ago. The decrease in first quarter 2015 was largely due to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 5.28% in first quarter 2015 compared with 5.54% a year ago. The average yield on total interest-earning assets was 5.29% in first quarter 2015 compared with 5.56% a year ago. The decrease in net interest margin and average yield for first quarter 2015 was predominantly due to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. Loan pay-downs and payoffs represented 21.6% and 17.0% of average loan balances during first quarter 2015 and 2014, respectively. Interest income in first quarter 2015 included net discount accretion of $16.5 million, compared with $16.2 million in first quarter 2014.
We expect continued downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the current low interest rate environment. The Company believes it has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the Interest Rate Risk section under “Risk Management” for more information on interest rates and interest income.
The Company has a $1.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $236 thousand in first quarter 2015, compared with $603 thousand a year ago. Average borrowings for first quarter 2015 and 2014 were $251.7 million and $643.0 million, respectively, at a weighted average interest rate of 0.38% for both periods.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income
	Three months ended March 31,
			2015			2014
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,126,991	18,598	2.41%	$2,895,233	18,427	2.58%
Real estate 1-4 family loans	9,508,288	147,381	6.24	9,919,727	158,138	6.43
Interest-bearing deposits in banks and other interest-earning assets	18,560	12	0.25	—	—	—
Total interest-earning assets	$12,653,839	165,991	5.29	$12,814,960	176,565	5.56
Funding sources
Line of credit with the bank	251,692	236	0.38	$643,002	603	0.38
Total interest-bearing liabilities	$251,692	236	0.38	$643,002	603	0.38
Net interest margin and net interest income		$165,755	5.28%		$175,962	5.54%
.

Provision for Credit Losses
The provision for credit losses was $3.3 million in first quarter 2015, compared with a reversal of provision for credit losses of $6.9 million a year ago. The higher level of provision in first quarter 2015 primarily reflected levels of delinquency improvement and related loss estimates that moderated compared with a year ago. Please refer to the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections for additional information on the allowance for credit losses.

Noninterest Expense
Noninterest expense in first quarter 2015 was $13.9 million, compared with $11.1 million a year ago. Noninterest expense primarily consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In some instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in first quarter 2015 were $8.8 million, compared with $8.0 million in first quarter 2014.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $2.7 million in first quarter 2015, compared with $709 thousand a year ago. The increase in management fees related to an increase in Wells Fargo’s general overhead expenses, including technology and risk management expenses, as well as the proportion of such overhead expenses allocated to us.

Foreclosed assets expense was $2.1 million in first quarter 2015, compared with $2.3 million in first quarter 2014. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $12.4 billion at March 31, 2015, and $12.9 billion at December 31, 2014.
Loans
Loans, net of unearned income were $12.3 billion at March 31, 2015 and $12.9 billion at December 31, 2014. There were no loan acquisitions in first quarter 2015 or 2014. At both March 31, 2015 and December 31, 2014, consumer loans represented 75% of loans, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $7.9 million to $176.5 million at March 31, 2015, from $184.4 million at December 31, 2014, primarily due to the continued improved portfolio performance of the residential real estate portfolio as a result of the continued improvement in the housing market.
At March 31, 2015, the allowance for loan losses included $157.5 million for consumer loans and $19.0 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to net loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $1.2 billion line of credit to finance loan acquisitions. There was no outstanding balance at March 31, 2015. At December 31, 2014, we had $496.7 million outstanding. The decrease was due to applying proceeds received from loan pay-downs in first quarter 2015 to reduce the outstanding balance.

Retained Earnings (Deficit)
We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100% of our REIT taxable income for federal income tax purposes before dividends paid deduction. Because our net income determined under GAAP may vary from the determination of REIT taxable income, periodic distributions may exceed our GAAP net income.
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo.
For further information on the differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income, see the "Balance Sheet Analysis" section in our 2014 Form 10-K.

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the audit committee of the board of directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework. For more information about how we manage these risks, see the “Risk Management” section in our 2014 Form 10-K. The discussion that follows provides an update regarding these risks.

Credit Risk Management
Loans represent the largest component of our assets and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms).
The table below represents loans by segment and class of financing receivable and the weighted average maturity for those loans calculated using contractual maturity dates.

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Maturity
	Loans outstanding		Weighted average maturity in years
(in thousands)	Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$50,336	58,559	1.0	1.1
Secured by real estate	3,036,948	3,121,106	3.2	3.3
Total commercial	3,087,284	3,179,665	3.2	3.3
Consumer:
Real estate 1-4 family first mortgage	7,519,412	8,023,294	21.7	21.9
Real estate 1-4 family junior lien mortgage	1,659,659	1,746,318	16.4	16.5
Total consumer	9,179,071	9,769,612	20.7	21.0
Total loans	$12,266,355	12,949,277	16.3	16.6

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

Table 3: Loan Portfolio by Geography
	March 31, 2015
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$969,306	539,852	21,023	1,530,181	13%
Florida	266,014	786,815	219,701	1,272,530	10
New Jersey	158,404	592,333	331,365	1,082,102	9
Pennsylvania	16,260	698,833	252,061	967,154	8
North Carolina	203,943	584,124	118,984	907,051	7
All other states	1,473,357	4,317,455	716,525	6,507,337	53
Total loans	$3,087,284	7,519,412	1,659,659	12,266,355	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) Table 4 summarizes C&I loans by industry. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio primarily focuses on a customer's ability to repay the loan through their cash flows. The majority of loans in our C&I portfolio are unsecured at

March 31, 2015, with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 4: Commercial and Industrial Loans by Industry
	March 31, 2015
(in thousands)	Total	% of total C&I loans
Public administration	$14,148	28%
Food and beverage	13,510	27
Entertainment	9,607	19
Real estate lessor	9,604	19
Leasing	2,985	6
Healthcare	395	1
Other	87	—
Total loans	$50,336	100%

COMMERCIAL SECURED BY REAL ESTATE (CSRE) The CSRE portfolio consists of both mortgage loans and construction loans where loans are primarily secured by real estate. Table 5 summarizes CSRE loans by state and property type. To identify and manage newly emerging problem CSRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. We consider the creditworthiness of the customers and collateral valuations when selecting CSRE loans for acquisition. In future periods, we expect to consider acquisitions of CSRE loans in addition to other REIT qualifying assets such as real estate 1-4 family mortgage loans.

Table 5: CSRE Loans by State and Property Type
	March 31, 2015
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$969,307	32%
Florida	238,361	8
North Carolina	203,855	7
Illinois	169,689	6
Georgia	151,329	5
All other states	1,304,407	42
Total loans	$3,036,948	100%
By property type:
Office buildings	$993,508	33%
Shopping centers	575,651	19
Warehouses	519,216	17
Retail establishments (restaurants, stores)	335,058	11
5+ multifamily residences	291,972	10
Manufacturing plants	113,496	4
Research and development	44,131	1
Motels/hotels	42,902	1
Institutional	31,690	1
Real estate collateral pool - multifamily	28,844	1
Other	60,480	2
Total loans	$3,036,948	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related combined loan-to-value (CLTV) ratio are presented in Table 6. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. We also monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Additional information about AVMs and our policy for their use can be found in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in

this Report and the "Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans" section in our 2014 Form 10-K.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury's Making Home Affordable (MHA) programs, see the "Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans" section in our 2014 Form 10-K.

Table 6: Real Estate 1-4 Family Mortgage Loans CLTV by State
	March 31, 2015
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
Florida	$1,006,516	62%
Pennsylvania	950,894	65
New Jersey	923,698	68
Virginia	736,869	65
North Carolina	703,108	63
All other states	4,857,986	62
Total loans	$9,179,071	63%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS The credit performance associated with our real estate 1-4 family first mortgage portfolio continued to improve in first quarter 2015, as measured through net charge-offs and nonaccrual loans. Net charge-offs (annualized) as a percentage of average loans improved to 0.22% in first quarter 2015, compared with 0.53% in first quarter 2014. Nonaccrual loans were $231.3 million at March 31, 2015, compared with $236.9 million at December 31, 2014. Improvement in the credit performance was driven by an improving economic and housing environment. The real estate 1-4 family first mortgage portfolio by state is presented in Table 7.

Table 7: Real Estate 1-4 Family First Mortgage Portfolio (1)
	Outstanding balance		% of loans two payments or more past due		Loss (recovery) rate (annualized) quarter ended
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
(in thousands)	2015	2014	2015	2014	2015	2014	2014	2014	2014
Florida	$782,904	822,718	3.41%	3.02	0.24	0.38	0.46	0.53	0.47
Pennsylvania	695,770	733,120	5.19	5.31	0.88	0.37	0.89	0.54	1.23
New Jersey	589,692	617,616	7.36	6.56	0.37	0.55	0.29	0.45	0.97
California	538,866	619,690	1.40	1.29	—	0.03	—	0.08	0.08
North Carolina	583,252	610,716	3.26	3.34	0.37	0.19	0.35	(0.45)	0.48
Other	4,308,388	4,597,418	1.98	1.96	0.11	0.20	0.18	0.19	0.44
Total	$7,498,872	8,001,278	2.91%	2.78	0.22	0.25	0.28	0.22	0.53

(1)
Excludes PCI loans of $20,540 thousand at March 31, 2015 and $22,016 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

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
Table 8 summarizes delinquency and loss rates by state for our junior lien portfolio, which reflected the largest portion of our credit losses.

Table 8: Real Estate 1-4 Family Junior Lien Portfolio (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
(in thousands)	2015	2014	2015	2014	2015	2014	2014	2014	2014
New Jersey	$330,447	343,934	5.52%	6.11	1.32	1.54	2.00	2.41	3.61
Pennsylvania	250,920	264,137	4.99	4.52	1.63	1.99	1.40	2.22	2.10
Florida	219,509	231,803	3.27	3.48	2.13	1.39	2.13	2.31	2.75
Virginia	169,079	176,795	3.49	3.91	1.11	1.13	1.26	2.72	1.70
Georgia	129,816	137,447	2.72	3.01	1.09	1.93	2.09	1.76	3.06
Other	554,767	586,521	4.29	4.69	1.10	0.99	0.99	1.37	2.18
Total	$1,654,538	1,740,637	4.30%	4.57	1.36	1.39	1.52	1.99	2.54

(1)	Excludes PCI loans of $5,121 thousand at March 31, 2015 and $5,681 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 9 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 9: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)
(in thousands)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	3,663	4,214	4,883	5,070	8,451
Total commercial	3,663	4,214	4,883	5,070	8,451
Consumer:
Real estate 1-4 family first mortgage	231,345	236,859	247,088	256,319	270,740
Real estate 1-4 family junior lien mortgage	77,873	80,375	84,724	87,348	93,556
Total consumer	309,218	317,234	331,812	343,667	364,296
Total nonaccrual loans (1)	312,881	321,448	336,695	348,737	372,747
Foreclosed assets	1,670	2,547	3,860	5,404	3,967
Total nonperforming assets	$314,551	323,995	340,555	354,141	376,714
As a percentage of total loans	2.56%	2.50	2.64	2.78	3.00

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $314.6 million at March 31, 2015, and included $312.9 million of nonaccrual loans, compared with $324.0 million and $321.4 million at December 31, 2014, respectively. The decrease in NPAs in first quarter 2015 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.
Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off while on nonaccrual status, sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Table 10 provides an analysis of the changes in nonaccrual loans.

Table 10: Analysis of Changes in Nonaccrual Loans
	Quarter ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
(in thousands)	2015	2014	2014	2014	2014
Commercial nonaccrual loans
Balance, beginning of period	$4,214	4,883	5,070	8,451	8,802
Inflows	278	300	365	—	69
Outflows	(829)	(969)	(552)	(3,381)	(420)
Balance, end of period	3,663	4,214	4,883	5,070	8,451
Consumer nonaccrual loans
Balance, beginning of period	317,234	331,812	343,667	364,296	414,492
Inflows	45,026	56,348	53,926	60,315	67,003
Outflows:
Returned to accruing	(26,180)	(33,058)	(31,689)	(36,757)	(60,396)
Foreclosures	(2,235)	(2,524)	(3,082)	(4,941)	(2,782)
Charge-offs	(11,034)	(13,106)	(12,124)	(14,287)	(18,871)
Payment, sales and other	(13,593)	(22,238)	(18,886)	(24,959)	(35,150)
Total outflows	(53,042)	(70,926)	(65,781)	(80,944)	(117,199)
Balance, end of period	309,218	317,234	331,812	343,667	364,296
Total nonaccrual loans	$312,881	321,448	336,695	348,737	372,747

TROUBLED DEBT RESTRUCTURINGS (TDRs) Recorded investment of loans modified in TDRs is provided in Table 11. The allowance for loan losses for TDRs was $111.8 million and $112.5 million at March 31, 2015 and December 31, 2014, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.
For more information on our nonaccrual policies when a restructuring is involved, see the "Risk Management - Credit Risk Management - Troubled Debt Restructurings (TDRs) section of our 2014 Form 10-K.
Table 12 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified.

Table 11: Trouble Debt Restructurings (TDRs)
(in thousands)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Commercial TDRs:
Commercial and industrial	$—	—	—	—	—
Real estate mortgage	4,742	2,841	2,880	3,252	3,109
Total commercial TDRs	4,742	2,841	2,880	3,252	3,109
Consumer TDRs:
Real estate 1-4 family first mortgage	384,413	386,511	387,667	388,765	393,503
Real estate 1-4 family junior lien mortgage	119,272	121,672	123,234	123,273	124,389
Trial modifications	14,153	15,081	20,494	17,131	16,658
Total consumer TDRs	517,838	523,264	531,395	529,169	534,550
Total TDRs	$522,580	526,105	534,275	532,421	537,659
TDRs on nonaccrual status	$168,202	174,065	179,633	184,538	196,884
TDRs on accrual status	354,378	352,040	354,642	347,883	340,775
Total TDRs	$522,580	526,105	534,275	532,421	537,659

Table 12: Analysis of Changes in TDRs
	Quarter ended
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
(in thousands)	2015	2014	2014	2014	2014
Commercial TDRs:
Balance, beginning of period	$2,841	2,880	3,252	3,109	2,777
Inflows (1)	2,262	—	—	289	382
Outflows (2)	(361)	(39)	(372)	(146)	(50)
Balance, end of period	4,742	2,841	2,880	3,252	3,109
Consumer TDRs:
Balance, beginning of period	523,264	531,395	529,169	534,550	537,942
Inflows (1)	12,807	17,303	15,427	15,552	21,907
Outflows:
Charge-offs	(3,472)	(3,897)	(4,223)	(2,839)	(8,410)
Foreclosures	(1,402)	(529)	(1,653)	(1,448)	(484)
Payments, sales and other (2)	(12,431)	(15,594)	(10,688)	(17,120)	(13,110)
Net change in trial modifications (3)	(928)	(5,414)	3,363	474	(3,295)
Total outflows	(18,233)	(25,434)	(13,201)	(20,933)	(25,299)
Balance, end of period	517,838	523,264	531,395	529,169	534,550
Total TDRs	$522,580	526,105	534,275	532,421	537,659

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended March 31, 2015, December 31, September 30, June 30, and March 31, 2014 as a result of being refinanced or restructured as new loans.

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
Loans 90 days or more past due and still accruing at March 31, 2015 were down $1.1 million from December 31,

2014, due to payoffs, modifications and other loss mitigation activities, and credit stabilization.
Table 13 reflects non-PCI loans 90 days or more past due and still accruing.

Table 13: Loans 90 Days or More Past Due and Still Accruing (1)
(in thousands)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	—	—	—	—	—
Total commercial	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	6,691	6,020	15,701	9,237	10,893
Real estate 1-4 family junior lien mortgage	2,518	4,240	4,232	4,001	2,666
Total consumer	9,209	10,260	19,933	13,238	13,559
Total	$9,209	10,260	19,933	13,238	13,559

(1)
PCI loans of $4.1 million, $4.9 million, $5.2 million, $5.3 million and $7.4 million at March 31, 2015, and December 31, September 30, June 30 and March 31, 2014, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 14 presents net charge-offs for first quarter 2015 and each of the four quarters of 2014. Net charge-offs in first quarter 2015 were $10.3 million (0.33% of average total loans outstanding) compared with $23.3 million (0.74% of average total loans outstanding) in first quarter 2014. Substantially all net losses were in consumer real estate.

Table 14: Net Charge-offs
			Quarter ended
	Mar 31, 2015		Dec 31, 2014		Sep 30, 2014		Jun 30, 2014		Mar 31, 2014
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$291	0.04%	$(269)	(0.04)%	$216	0.03%	$301	0.04%	$(9)	—%
Consumer:
Real estate 1-4 family first mortgage	4,291	0.22	5,158	0.25	5,820	0.28	4,227	0.22	10,248	0.53
Real estate 1-4 family junior lien mortgage	5,706	1.36	6,227	1.39	7,176	1.51	9,831	1.99	13,105	2.53
Total consumer	9,997	0.43	11,385	0.45	12,996	0.51	14,058	0.58	23,353	0.95
Total	$10,288	0.33%	$11,116	0.35%	$13,212	0.41%	$14,359	0.46%	$23,344	0.74%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2015.
The allowance for loan losses decreased $7.9 million to $176.5 million at March 31, 2015, from $184.4 million at December 31, 2014, primarily due to the continued credit improvement in the residential real estate portfolio as a result of continued improvement in the housing market. Total provision for credit losses was $3.3 million for the quarter ended March 31, 2015, compared with a reversal of provision for credit losses of $6.9 million for the same period a year ago. The higher level of provision primarily reflected levels of delinquency improvement and related loss estimates that moderated compared with a year ago.
We believe the allowance for credit losses at March 31, 2015 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, housing market conditions, and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2014 Form 10-K.
Table 15 presents an analysis of the allowance for credit losses.

Table 15: Allowance for Credit Losses
	Quarter ended
(in thousands)	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Components:
Allowance for loan losses	$176,473	184,437	194,039	211,809	212,115
Allowance for unfunded credit commitments	643	737	809	726	774
Allowance for credit losses	$177,116	185,174	194,848	212,535	212,889
Allowance for loan losses as a percentage of total loans	1.44%	1.42	1.50	1.66	1.69
Allowance for loan losses as a percentage of annualized net charge-offs	422.96	418.21	370.17	367.78	224.05
Allowance for credit losses as a percentage of total loans	1.44	1.43	1.51	1.67	1.70
Allowance for credit losses as a percentage of total nonaccrual loans	56.61	57.61	57.87	60.94	57.11

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 34% of our loan portfolio consisted of variable rate loans at March 31, 2015. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At March 31, 2015, approximately 66% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At March 31, 2015, 35% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At March 31, 2015, our liabilities were less than 1% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $1.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At March 31, 2015, there was no outstanding balance on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
Our primary liquidity needs are to pay operating expenses, fund our lending commitments, acquire loans to replace existing loans that mature or repay, and pay dividends. Primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo, dividend distributions to shareholders through 2014, based on REIT taxable income, exceeded net cash provided by operating activities (generally interest income). The excess dividend distributions were funded by using cash provided by investing (generally principal payments received on our loans) and financing activities (generally draws on our Bank line of credit). As the remaining purchase accounting adjustments are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years, operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital. Funding commitments and the acquisition of loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and our line of credit with the Bank. We did not acquire loans in first quarter 2015. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
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

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2014 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
Management and the audit committee have reviewed and approved this critical accounting policy. This policy is described in the "Critical Accounting Policy" section in our 2014 Form 10-K.

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

The Update is effective for us in first quarter 2017 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. The FASB has proposed deferring the effective date by one year. We are evaluating the impact the Update will have on our financial statements.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of WFREIC; expectations for consumer and commercial credit performance and the appropriateness of our allowance for credit losses; our expectations regarding net interest income; expectations regarding loan acquisitions and pay-downs; future capital expenditures; future dividends and other capital distributions; the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; the outcome of contingencies, such as legal proceedings; and our plans, objectives and strategies.
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

•
financial services reform and the impact of other current, pending and future legislation, regulation and legal actions applicable to us, the Bank or Wells Fargo, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related regulations, and the final definition of qualified mortgage issued by the Consumer Financial Protection Bureau;

•	changes in accounting standards, rules and interpretations;

•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;

•
a failure in or breach of our, the Bank’s or Wells Fargo’s operational or security systems or infrastructure, or those of third party vendors and other security providers, including as a result of cyber attacks; and

•	the other factors described in “Risk Factors” in the 2014 Form 10-K.

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

Risk Factors

An investment in Wells Fargo Real Estate Investment Corporation involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in WFREIC, we refer you to the “Risk Factors” section in our 2014 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of March 31, 2015, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Internal Control Over Financial Reporting
We did not identify any changes in our internal control over financial reporting during first quarter 2015 that have materially affected, or are reasonably likely to materially affect, Wells Fargo Real Estate Investment Corporation’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended March 31,
(in thousands, except per share amounts)	2015	2014
Interest income	$165,991	176,565
Interest expense	236	603
Net interest income	165,755	175,962
Provision (reversal of provision) for credit losses	3,310	(6,943)
Net interest income after provision for credit losses	162,445	182,905
Noninterest income
Fees and other	145	149
Total noninterest income	145	149
Noninterest expense
Loan servicing costs	8,829	7,987
Management fees	2,708	709
Foreclosed assets	2,094	2,328
Other	247	54
Total noninterest expense	13,878	11,078
Net income	148,712	171,976
Comprehensive income	148,712	171,976
Dividends on preferred stock	4,397	14
Net income applicable to common stock	$144,315	171,962
Per common share information
Earnings per common share	$223,744	266,608
Diluted earnings per common share	223,744	266,608
Dividends declared per common share	$217,054	240,310
Average common shares outstanding	645	645
Diluted average common shares outstanding	645	645
The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Balance Sheet
	Mar 31,	Dec 31,
(in thousands, except shares)	2015	2014
Assets	(Unaudited)
Cash and cash equivalents	$157,207	—
Loans, net of unearned income	12,266,355	12,949,277
Allowance for loan losses	(176,473)	(184,437)
Net loans	12,089,882	12,764,840
Accounts receivable - affiliates, net	80,570	54,424
Other assets	36,967	40,141
Total assets	$12,364,626	12,859,405
Liabilities
Line of credit with Bank	$—	496,692
Other liabilities	3,794	6,196
Total liabilities	3,794	502,888
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 645 shares.	—	—
Additional paid-in capital	12,550,951	12,550,951
Retained earnings (deficit)	(190,229)	(194,544)
Total stockholders’ equity	12,360,832	12,356,517
Total liabilities and stockholders’ equity	$12,364,626	12,859,405
The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2013	$—	—	12,285,060	(228,429)	12,056,631
Net income	—	—	—	171,976	171,976
Cash dividends
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $240,310.08 per share	—	—	—	(155,000)	(155,000)
Balance, March 31, 2014	$—	—	12,285,060	(211,467)	12,073,593
Balance, December 31, 2014	$110	—	12,550,951	(194,544)	12,356,517
Net income	—	—	—	148,712	148,712
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $217,054.26 per share	—	—	—	(140,000)	(140,000)
Balance, March 31, 2015	$110	—	12,550,951	(190,229)	12,360,832
The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$148,712	171,976
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of adjustments on loans	(18,014)	(17,666)
Provision (reversal of provision) for credit losses	3,310	(6,943)
Other operating activities, net	(4,409)	(15,962)
Net cash provided by operating activities	129,599	131,405
Cash flows from investing activities:
Increase in cash realized from
Loans:
Acquisitions	—	—
Proceeds from payments and sales	669,719	560,570
Net cash provided by investing activities	669,719	560,570
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	926	155,618
Repayments of line of credit with Bank	(497,618)	(692,579)
Cash dividends paid	(145,419)	(155,014)
Net cash used by financing activities	(642,111)	(691,975)
Net change in cash and cash equivalents	157,207	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$157,207	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$2,161	3,585
The accompanying notes are an integral part of these statements.

Note 1: Summary of Significant Accounting Policies

Wells Fargo Real Estate Investment Corporation (the Company, we, our or us) is a direct subsidiary of Wachovia Preferred Funding Corp. (WPFC) and an indirect subsidiary of both Wells Fargo & Company (Wells Fargo) and Wells Fargo Bank, National Association (the Bank). The Company, a Delaware corporation, has operated as a real estate investment trust (REIT) since its formation in 1996.
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
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2014 Form 10-K.

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to March 31, 2015. There were no subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, Florida, New Jersey, Pennsylvania and North Carolina. These markets include approximately 47% of our total loan balance at March 31, 2015.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $330.9 million and $347.1 million at March 31, 2015 and December 31, 2014, respectively, which were predominantly unamortized discounts and premiums.

(in thousands)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$50,336	58,559
Secured by real estate	3,036,948	3,121,106
Total commercial	3,087,284	3,179,665
Consumer:
Real estate 1-4 family first mortgage	7,519,412	8,023,294
Real estate 1-4 family junior lien mortgage	1,659,659	1,746,318
Total consumer	9,179,071	9,769,612
Total loans	$12,266,355	12,949,277

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2015			2014
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(2,438)	(2,438)	—	(10,227)	(10,227)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit decreased to $357.1 million at March 31, 2015 from $413.5 million at December 31, 2014 as a result of increased utilization of credit lines by borrowers.

Pledged Loans
Effective in 2015, we may pledge loans on behalf of the Bank in an aggregate amount not exceeding 80% of our total assets at any time as collateral for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks; provided that, after giving effect to any and all such pledges of assets, the unpaid principal balance of our total unpledged, performing assets (which, for the avoidance of doubt, shall not be pledged in respect of any other indebtedness we incur or otherwise) will equal or exceed three times the sum of the aggregate liquidation preference of our Series A and Series B preferred stock then outstanding plus any other parity stock then outstanding. Performing assets are assets other than nonaccrual loans and foreclosed assets. None of our loans have been pledged.

Allowance for Credit Losses (ACL)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$185,174	244,269
Provision (reversal of provision) for credit losses	3,310	(6,943)
Interest income on certain impaired loans (1)	(1,080)	(1,093)
Loan charge-offs:
Commercial:
Commercial and industrial	(296)	—
Secured by real estate	—	—
Total commercial	(296)	—
Consumer:
Real estate 1-4 family first mortgage	(5,457)	(11,763)
Real estate 1-4 family junior lien mortgage	(8,577)	(15,810)
Total consumer	(14,034)	(27,573)
Total loan charge-offs	(14,330)	(27,573)
Loan recoveries:
Commercial:
Commercial and industrial	—	—
Secured by real estate	5	9
Total commercial	5	9
Consumer:
Real estate 1-4 family first mortgage	1,166	1,515
Real estate 1-4 family junior lien mortgage	2,871	2,705
Total consumer	4,037	4,220
Total loan recoveries	4,042	4,229
Net loan charge-offs	(10,288)	(23,344)
Balance, end of period	$177,116	212,889
Components:
Allowance for loan losses	$176,473	212,115
Allowance for unfunded credit commitments	643	774
Allowance for credit losses	$177,116	212,889
Net loan charge-offs (annualized) as a percentage of average total loans	0.33%	0.74
Allowance for loan losses as a percentage of total loans	1.44	1.69
Allowance for credit losses as a percentage of total loans	1.44	1.70

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Quarter ended March 31,
(in thousands)	Commercial	Consumer	Total
2015
Balance, beginning of period	$19,476	165,698	185,174
Provision for credit losses	494	2,816	3,310
Interest income on certain impaired loans	—	(1,080)	(1,080)

Loan charge-offs	(296)	(14,034)	(14,330)
Loan recoveries	5	4,037	4,042
Net loan charge-offs	(291)	(9,997)	(10,288)
Balance, end of period	$19,679	157,437	177,116
2014
Balance, beginning of period	$26,145	218,124	244,269
Reversal of provision for credit losses	(139)	(6,804)	(6,943)
Interest income on certain impaired loans	—	(1,093)	(1,093)

Loan charge-offs	—	(27,573)	(27,573)
Loan recoveries	9	4,220	4,229
Net loan charge-offs	9	(23,353)	(23,344)
Balance, end of period	$26,015	186,874	212,889
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2015
Collectively evaluated (1)	$17,898	46,657	64,555	3,079,317	8,635,573	11,714,890
Individually evaluated (2)	1,781	110,780	112,561	6,661	517,838	524,499
Purchased credit-impaired (PCI) (3)	—	—	—	1,306	25,660	26,966
Total	$19,679	157,437	177,116	3,087,284	9,179,071	12,266,355
December 31, 2014
Collectively evaluated (1)	$17,535	53,999	71,534	3,172,418	9,218,652	12,391,070
Individually evaluated (2)	1,941	111,699	113,640	5,127	523,264	528,391
PCI (3)	—	—	—	2,120	27,696	29,816
Total	$19,476	165,698	185,174	3,179,665	9,769,612	12,949,277

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than December 31, 2014.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
March 31, 2015
By risk category:
Pass	$50,111	2,988,467	3,038,578
Criticized	225	48,481	48,706
Total commercial loans	$50,336	3,036,948	3,087,284
December 31, 2014
By risk category:
Pass	$58,559	3,099,896	3,158,455
Criticized	—	21,210	21,210
Total commercial loans	$58,559	3,121,106	3,179,665

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
March 31, 2015
By delinquency status:
Current-29 days past due (DPD) and still accruing	$50,336	3,005,085	3,055,421
30-89 DPD and still accruing	—	28,200	28,200
90+ DPD and still accruing	—	—	—
Nonaccrual loans	—	3,663	3,663
Total commercial loans	$50,336	3,036,948	3,087,284
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$58,559	3,112,991	3,171,550
30-89 DPD and still accruing	—	3,901	3,901
90+ DPD and still accruing	—	—	—
Nonaccrual loans	—	4,214	4,214
Total commercial loans	$58,559	3,121,106	3,179,665

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2015
By delinquency status:
Current-29 DPD	$7,317,929	1,592,003	8,909,932
30-59 DPD	45,703	19,473	65,176
60-89 DPD	23,688	11,451	35,139
90-119 DPD	13,016	6,636	19,652
120-179 DPD	16,300	7,952	24,252
180+ DPD	114,198	24,664	138,862
Remaining PCI accounting adjustments	(11,422)	(2,520)	(13,942)
Total consumer loans	$7,519,412	1,659,659	9,179,071
December 31, 2014
By delinquency status:
Current-29 DPD	$7,819,624	1,670,204	9,489,828
30-59 DPD	43,991	22,639	66,630
60-89 DPD	24,190	13,360	37,550
90-119 DPD	12,856	8,049	20,905
120-179 DPD	19,552	10,351	29,903
180+ DPD	114,508	23,907	138,415
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2015
By updated FICO:
< 600	$345,139	197,240	542,379
600-639	240,535	118,476	359,011
640-679	458,441	203,718	662,159
680-719	898,333	284,285	1,182,618
720-759	1,352,896	322,148	1,675,044
760-799	2,678,716	343,443	3,022,159
800+	1,471,865	173,536	1,645,401
No FICO available	84,909	19,333	104,242
Remaining PCI accounting adjustments	(11,422)	(2,520)	(13,942)
Total consumer loans	$7,519,412	1,659,659	9,179,071
December 31, 2014
By updated FICO:
< 600	$352,071	207,535	559,606
600-639	261,911	122,907	384,818
640-679	462,643	200,737	663,380
680-719	974,778	295,492	1,270,270
720-759	1,425,335	354,841	1,780,176
760-799	2,970,256	361,942	3,332,198
800+	1,498,996	184,976	1,683,972
No FICO available	88,731	20,080	108,811
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
March 31, 2015
By LTV/CLTV:
0-60%	$3,736,819	439,015	4,175,834
60.01-80%	2,762,635	427,933	3,190,568
80.01-100%	773,011	430,715	1,203,726
100.01-120% (1)	155,364	243,381	398,745
> 120% (1)	67,160	119,301	186,461
No LTV/CLTV available	35,845	1,834	37,679
Remaining PCI accounting adjustments	(11,422)	(2,520)	(13,942)
Total consumer loans	$7,519,412	1,659,659	9,179,071
December 31, 2014
By LTV/CLTV:
0-60%	$4,007,543	470,244	4,477,787
60.01-80%	2,958,255	445,892	3,404,147
80.01-100%	801,111	453,564	1,254,675
100.01-120% (1)	164,249	249,423	413,672
> 120% (1)	64,619	127,355	191,974
No LTV/CLTV available	38,944	2,032	40,976
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	3,663	4,214
Total commercial	3,663	4,214
Consumer:
Real estate 1-4 family first mortgage	231,345	236,859
Real estate 1-4 family junior lien mortgage	77,873	80,375
Total consumer	309,218	317,234
Total nonaccrual loans (excluding PCI)	$312,881	321,448

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.1 million at March 31, 2015, and $4.9 million at December 31, 2014, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	—
Total commercial	—	—
Consumer:
Real estate 1-4 family first mortgage	6,691	6,020
Real estate 1-4 family junior lien mortgage	2,518	4,240
Total consumer	9,209	10,260
Total past due (excluding PCI)	$9,209	10,260

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $14.2 million at March 31, 2015, and $15.1 million at December 31, 2014.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	9,443	6,661	6,661	1,781
Total commercial	9,443	6,661	6,661	1,781
Consumer:
Real estate 1-4 family first mortgage	476,907	394,888	276,637	67,398
Real estate 1-4 family junior lien mortgage	137,194	122,950	103,966	43,382
Total consumer	614,101	517,838	380,603	110,780
Total impaired loans (excluding PCI)	$623,544	524,499	387,264	112,561
December 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	7,391	5,127	5,127	1,941
Total commercial	7,391	5,127	5,127	1,941
Consumer:
Real estate 1-4 family first mortgage	483,084	397,858	283,549	68,589
Real estate 1-4 family junior lien mortgage	157,182	125,406	106,777	43,110
Total consumer	640,266	523,264	390,326	111,699
Total impaired loans (excluding PCI)	$647,657	528,391	395,453	113,640

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2015		2014
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	6,010	41	7,993	3
Total commercial	6,010	41	7,993	3
Consumer:
Real estate 1-4 family first mortgage	395,007	5,571	404,600	5,235
Real estate 1-4 family junior lien mortgage	123,859	2,440	130,429	2,258
Total consumer	518,866	8,011	535,029	7,493
Total impaired loans	$524,876	8,052	543,022	7,496
Interest income:
Cash basis of accounting		$2,575		2,974
Other (1)		5,477		4,522
Total interest income		$8,052		7,496

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

At March 31, 2015, the loans in trial modification period were $7.4 million under HAMP, $1.0 million under 2MP and $5.8 million under proprietary programs, compared with $7.7 million, $1.3 million and $6.1 million at December 31, 2014, respectively. Trial modifications with a recorded investment of $6.6 million at March 31, 2015, and $6.8 million at December 31, 2014, were accruing loans and $7.6 million and $8.3 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that may be modified more than once, the table reflects each modification that occurred during the period. Loans that both modify and resolve within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2015
Commercial:
Secured by real estate	$—	—	2,383	2,383	—	—%	$—
Total commercial	—	—	2,383	2,383	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,795	5,870	4,275	11,940	830	3.13	7,354
Real estate 1-4 family junior lien mortgage	159	1,151	1,480	2,790	518	5.31	1,242
Trial modifications (6)	—	—	(296)	(296)	—	—	—
Total consumer	1,954	7,021	5,459	14,434	1,348	3.45	8,596
Total	$1,954	7,021	7,842	16,817	1,348	3.45%	$8,596
Quarter ended March 31, 2014
Commercial:
Secured by real estate	$—	—	382	382	—	—%	$—
Total commercial	—	—	382	382	—	—	—
Consumer:
Real estate 1-4 family first mortgage	7,826	5,786	8,978	22,590	1,855	3.11	12,966
Real estate 1-4 family junior lien mortgage	940	1,943	1,194	4,077	1,129	4.50	2,732
Trial modifications (6)	—	—	(2,751)	(2,751)	—	—	—
Total consumer	8,766	7,729	7,421	23,916	2,984	3.35	15,698
Total	$8,766	7,729	7,803	24,298	2,984	3.35%	$15,698

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified of $2.7 million and $6.8 million for the quarters ended March 31, 2015 and 2014, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $609 thousand and $2.0 million for the quarters ended March 31, 2015 and 2014, respectively.

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

	Recorded investment of defaults
	Quarter ended March 31,
(in thousands)	2015	2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	186
Total commercial	—	186
Consumer:
Real estate 1-4 family first mortgage	1,565	323
Real estate 1-4 family junior lien mortgage	266	245
Total consumer	1,831	568
Total	$1,831	754

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of March 31, 2015 and December 31, 2014, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2014 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2015
Financial assets
Cash and cash equivalents (1)	$157,207	157,207	—	—	157,207
Loans, net (2)	12,089,882	—	—	13,032,487	13,032,487

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—
December 31, 2014
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,764,840	—	—	13,721,645	13,721,645

Financial liabilities
Line of credit with Bank (1)	496,692	—	—	496,692	496,692

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Note 4: Common and Preferred Stock

The Company has authorized preferred and common stock. The following table provides details of common and preferred stock.

	March 31, 2015 and December 31, 2014
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000.00
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	6.67
Common stock		100,000,000	645	0.01	6.45
Total		111,001,000	11,001,312		$110,013.12

In the event that the Company is liquidated or dissolved, the holders of the Series A and Series B preferred stock will be entitled to a liquidation preference for each security plus any authorized, declared, but unpaid dividends and any accumulated but unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred stock ranks on parity with Series B preferred stock and senior to the Company’s common stock.
Additional information related to Series A and B preferred stock is included in Note 5 (Common and Preferred Stock) to Financial Statements in our 2014 Form 10-K.

Note 5: Transactions With Related Parties

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

	Quarter ended March 31,
(in thousands)	2015	2014
Income statement data
Interest income:
Accretion of discounts on loans	$16,526	16,184
Interest on deposits	12	—
Total interest income	16,538	16,184
Interest expense	236	603
Loan servicing costs	8,820	7,975
Management fees	2,708	709

(in thousands)	Mar 31, 2015	Dec 31, 2014
Balance sheet related data
Loan acquisitions (year-to-date) (1)	$—	2,566,372
Loan sales (year-to-date)	(2,438)	(23,496)
Foreclosed asset sales (year-to-date)	(2,549)	(14,971)
Line of credit with Bank	—	496,692
Accounts receivable - affiliates, net	80,570	54,424

(1)	Includes accrued interest, see Note 2 (Loans and Allowance for Credit Losses) for additional details.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
Effective in 2015, we may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. None of our loans have been pledged.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees for first quarter ended March 31, 2015 and 2014 were calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: 1) full-time equivalent employees, 2) total average assets and 3) total revenue.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

WFREIC is not currently involved in nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a material adverse effect on our financial statements. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could be material to our financial statements for any particular period.

Item 1A.    Risk Factors

Information in response to this item can be found under the “Risk Factors” section in this Report which information is incorporated by reference into this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item 2 pursuant to Item 703 of Regulation S-K regarding issuer repurchases of equity securities is not applicable since we do not have a program providing for the repurchase of our securities.

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Real Estate Investment Corporation

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)
Date: May 7, 2015

EXHIBIT INDEX

Exhibit No.	Description	Location

(3)(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3(a) to WFREIC’s Annual Report on Form 10-K for the year ended December 31, 2014.

(3)(b)	Bylaws.	Incorporated by reference to Exhibit 3.3 to WFREIC’s Registration Statement on Form S-11 No. 333-198948.

(12)	Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(101.Ins)	XBRL Instance Document	Filed herewith.

(101.Sch)	XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.Cal)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.Lab)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.Pre)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(101.Def)	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.