Form 10-Q
period 2015-06-30
Wells Fargo Real Estate Investment Corp.
filed 2015-08-06
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

As of July 31, 2015, there were 12,900,000 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			June 30, 2015 from		Six months ended
($ in thousands, except per share data)	June 30, 2015	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014	% Change
For the period
Net income	$158,900	148,712	145,521	7%	9	$307,612	317,497	(3)%
Net income applicable to common stock	154,503	144,315	145,507	7	6	298,818	317,469	(6)
Diluted earnings per common share (1)	11.98	11.18	11.28	7	6	23.16	24.61	(6)
Profitability ratios
Return on average assets	4.92%	4.75	4.65	4	6	4.84%	5.05	(4)
Return on average stockholders’ equity	5.15	4.85	4.82	6	7	5.00	5.28	(5)
Average stockholders’ equity to assets	95.53	97.97	96.41	(2)	(1)	96.73	95.66	1
Common dividend payout ratio (2)	90.57	97.01	96.19	(7)	(6)	93.70	92.93	1
Dividend coverage ratio (3)	3,571	3,495	N/A	2	N/A	3,571	N/A	N/A
Total revenue	$169,274	165,900	171,209	2	(1)	$335,174	347,320	(3)
Average loans	12,502,729	12,635,279	12,527,742	(1)	—	12,568,638	12,670,883	(1)
Average assets	12,964,593	12,689,390	12,552,375	2	3	12,827,752	12,670,331	1
Net interest margin	5.22%	5.28	5.44	(1)	(4)	5.25%	5.49	(4)
Net loan charge-offs	$7,152	10,288	14,359	(30)	(50)	$17,440	37,703	(54)
As a percentage of average total loans (annualized)	0.23%	0.33	0.46	(30)	(50)	0.28%	0.60	(53)
At period end
Loans, net of unearned income	$13,129,852	12,266,355	12,721,293	7	3	$13,129,852	12,721,293	3
Allowance for loan losses	163,881	176,473	211,809	(7)	(23)	163,881	211,809	(23)
As a percentage of total loans	1.25%	1.44	1.66	(13)	(25)	1.25%	1.66	(25)
Assets	$13,085,290	12,364,626	12,645,215	6	3	$13,085,290	12,645,215	3
Total stockholders’ equity	12,375,335	12,360,832	12,079,100	—	2	12,375,335	12,079,100	2
Total nonaccrual loans and foreclosed assets	310,685	314,551	354,141	(1)	(12)	310,685	354,141	(12)
As a percentage of total loans	2.37%	2.56	2.78	(7)	(15)	2.37%	2.78	(15)
Loans 90 days or more past due and still accruing (4)	$9,111	9,209	13,238	(1)	(31)	$9,111	13,238	(31)

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

(2)	Dividend declared per common share as a percentage of earnings per common share.

(3)
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

(4)
The carrying value of purchased credit-impaired (PCI) loans contractually 90 days or more past due is excluded. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

This Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015 (this Report), including the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are discussed in this Report, including in the “Forward-Looking Statements” and “Risk Factors” sections in this Report. Some of these factors are also described in the Financial Statements and related Notes. For a discussion of other important factors, refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov and on Wells Fargo’s website, www.wellsfargo.com/invest_relations.

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
As of June 30, 2015, we had $13.1 billion in assets, consisting substantially of real estate loan participation interests (loans). Substantially all of our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

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

Financial Performance
We earned net income of $158.9 million in second quarter 2015, or $11.98 diluted earnings per common share, compared with $145.5 million in second quarter 2014, or $11.28 diluted earnings per common share. The increase in second quarter 2015 was primarily attributable to a reversal of provision for credit losses compared with provision for credit losses a year ago on improved credit performance, partially offset by a decrease in net interest income. For the first half of 2015, our net income was $307.6 million, or $23.16 diluted earnings per common share, compared with $317.5 million, or $24.61 diluted earnings per common share a year ago. The decrease in net income in the first half of 2015 was primarily attributable to lower net interest income, partially offset by a reversal of provision for credit losses compared with provision for credit losses a year ago.

Loans
Total loans were $13.1 billion at June 30, 2015, compared with $12.9 billion at December 31, 2014. Net loans represented approximately 99% of assets at both June 30, 2015 and December 31, 2014.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, continued to improve during second quarter 2015 reflecting the benefit of an improving economy and improving housing market. Net charge-offs were $7.2 million and $17.4 million for the second quarter and first half of 2015 (0.23% and 0.28%, respectively, of average loans), compared with $14.4 million and $37.7 million in the second quarter and first half of 2014 (0.46% and 0.60%, respectively, of average loans). Nonaccrual loans were $308.1 million at June 30, 2015, compared with $321.4 million at December 31, 2014. Loans 90 days or more past due and still accruing were $9.1 million at June 30, 2015, compared with $10.3 million at December 31, 2014.

Our reversal of provision for credit losses reflected a release from the allowance for credit losses (the amount by which net charge-offs exceeded our provision for credit losses) of $11.4 million in second quarter 2015, compared with an allowance build of $512 thousand a year ago. For the first half of 2015, we released $18.3 million from the allowance, which was $11.4 million less than what we released a year ago. The lower level of provision in the second quarter and first half of 2015 primarily reflected levels of improved portfolio performance, reflecting continued home price appreciation. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. See the “Risk Management — Credit Risk Management” section in this Report for more information.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. In second quarter 2015, we began pledging a portion of our loans to the Federal Home Loan Bank. At June 30, 2015, the total carrying amount of pledged loans was $3.3 billion. We earned $318 thousand in pledge fees during second quarter 2015.

Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $8.8 million in the second quarter and first half of 2015. Dividends declared on our Series B preferred stock totaled $14 thousand and $28 thousand for the second quarter and first half, respectively, of both 2015 and 2014.
Dividends declared to holders of our common stock totaled $140.0 million and $280.0 million for the second quarter and first half of 2015, compared with $140.0 million and $295.0 million for the second quarter and first half of 2014, respectively.
All common share and per share disclosures in this Report reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

Earnings Performance

Net Income
We earned net income of $158.9 million and $145.5 million in second quarter 2015 and 2014, respectively. The increase in second quarter 2015 was primarily attributable to a reversal of provision for credit losses compared with provision for credit losses a year ago on improved credit performance, partially offset by a decrease in net interest income. For the first half of 2015, net income was $307.6 million, compared with $317.5 million a year ago. The decrease in net income in the first half of 2015 was primarily attributable to lower net interest income, partially offset by a reversal of provision for credit losses compared with provision for credit losses a year ago.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $168.8 million in second quarter 2015, compared with $171.0 million a year ago. Net interest income was $334.6 million for the first half of 2015, compared with $347.0 million a year ago. The decrease in the second quarter and first half of 2015 was primarily attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin and average yield on total interest-earning assets were both 5.22% in second quarter 2015, compared with 5.44% and 5.45%, respectively, a year ago. Net interest margin and average yield on total interest-earning assets for the first half of 2015 were both 5.25%, compared with 5.49% and 5.50%, respectively, a year ago. The decrease in net interest margin and average yield for the second quarter and first half of 2015 was predominantly due to a higher average balance of interest-bearing deposits as well as the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. Interest income in second quarter 2015 included net discount accretion of $25.5 million compared with $14.6 million a year ago. Interest income included net discount accretion of $42.0 million for the first half of 2015, compared with $30.8 million a year ago. Higher net discount accretion was primarily due to higher loan pay-downs and payoffs. Loan pay-downs and payoffs represented 26.7% and 22.2% of average loan balances during second quarter 2015 and 2014, respectively. Loan pay-downs and payoffs represented 24.1% and 19.5% of average loan balances during the first half of 2015 and 2014, respectively.

We expect continued downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the current low interest rate environment. The Company believes it has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $1.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $31 thousand and $267 thousand in the second quarter and first half of 2015, compared with $157 thousand and $760 thousand a year ago. Average borrowings for second quarter 2015 and 2014 were $32.5 million and $165.6 million, respectively. Average borrowings for the first half of 2015 and 2014 were $141.5 million and $403.0 million, respectively. The weighted average interest rate for all periods was 0.38%.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income
	Quarter ended June 30,
			2015			2014
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,002,562	17,618	2.35%	$2,798,146	17,398	2.49%
Real estate 1-4 family loans	9,500,167	150,944	6.36	9,729,596	153,723	6.33
Interest-bearing deposits in banks and other interest-earning assets	462,484	292	0.25	65,972	42	0.25
Total interest-earning assets	$12,965,213	168,854	5.22	$12,593,714	171,163	5.45
Funding sources
Line of credit with the bank	32,458	31	0.38	$165,619	157	0.38
Total interest-bearing liabilities	$32,458	31	0.38	$165,619	157	0.38
Net interest margin and net interest income		$168,823	5.22%		$171,006	5.44%
	Six months ended June 30,
			2015			2014
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,064,433	36,216	2.38%	$2,846,421	35,825	2.54%
Real estate 1-4 family loans	9,504,205	298,325	6.30	9,824,462	311,861	6.38
Interest-bearing deposits in banks and other interest-earning assets	241,748	304	0.25	33,168	42	0.25
Total interest-earning assets	$12,810,386	334,845	5.25	$12,704,051	347,728	5.50
Funding sources
Line of credit with the bank	141,469	267	0.38	$402,991	760	0.38
Total interest-bearing liabilities	$141,469	267	0.38	$402,991	760	0.38
Net interest margin and net interest income		$334,578	5.25%		$346,968	5.49%
.
Provision for Credit Losses
The second quarter 2015 reversal of provision for credit losses was $4.2 million, compared with a provision for credit losses of $14.9 million a year ago. For the first half of 2015, the reversal of provision for credit losses was $891 thousand, compared with a provision for credit losses of $7.9 million a year ago. The lower level of provision in the second quarter and first half of 2015 primarily reflected levels of improved portfolio performance, reflecting continued home price appreciation. Please refer to the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Expense
Noninterest expense in second quarter 2015 was $14.6 million, compared with $10.8 million in second quarter 2014. Noninterest expense was $28.5 million and $21.9 million in the first half of 2015 and 2014, respectively. Noninterest expense primarily consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in second quarter 2015 were $8.7 million, compared with $7.6 million in second quarter 2014. Loan servicing costs were $17.5 million and $15.6 million for the first half of 2015 and 2014, respectively.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $2.7 million in second quarter 2015, compared with $750 thousand in second quarter 2014. Management fees were $5.5 million and $1.5 million in the first half of 2015 and 2014, respectively. The increase in management fees for the second quarter and first half of 2015 related to an increase in Wells Fargo’s general overhead expenses, including technology and risk management expenses, as well as the proportion of such overhead expenses allocated to us.
Foreclosed assets expense was $2.8 million in second quarter 2015 compared with $2.4 million in second quarter 2014. Foreclosed assets expense was $4.9 million and $4.7 million in first half of 2015 and 2014, respectively. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.1 billion at June 30, 2015, and $12.9 billion at December 31, 2014.
Loans
Loans, net of unearned income were $13.1 billion at June 30, 2015, and $12.9 billion at December 31, 2014. In the second quarter and first half of 2015, we acquired $1.7 billion of consumer loans from the Bank at their estimated fair value, compared with $879.0 million in the second quarter and first half of 2014. At June 30, 2015 and December 31, 2014, consumer loans represented 78% and 75% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $20.5 million to $163.9 million at June 30, 2015, from $184.4 million at December 31, 2014, primarily due to the continued improved portfolio performance of the residential real estate portfolio as a result of the continued improvement in the housing market.
At June 30, 2015, the allowance for loan losses included $145.7 million for consumer loans and $18.2 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $1.2 billion line of credit to finance loan acquisitions. At June 30, 2015 and December 31, 2014, we had $706.2 million and $496.7 million outstanding, respectively.

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

Credit Risk Management Loans represent the largest component of our assets and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms).The table below represents loans by segment and class of financing receivable and the weighted average maturity for those loans calculated using contractual maturity dates.

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity
	Loans outstanding		Weighted average maturity in years
(in thousands)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$54,294	58,559	0.7	1.1
Secured by real estate	2,845,636	3,121,106	3.1	3.3
Total commercial	2,899,930	3,179,665	3.1	3.3
Consumer:
Real estate 1-4 family first mortgage	8,668,854	8,023,294	22.7	21.9
Real estate 1-4 family junior lien mortgage	1,561,068	1,746,318	16.4	16.5
Total consumer	10,229,922	9,769,612	21.8	21.0
Total loans	$13,129,852	12,949,277	17.6	16.6

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

Table 3: Loan Portfolio by Geography
	June 30, 2015
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$892,765	483,133	19,074	1,394,972	11%
Florida	265,283	741,903	208,058	1,215,244	9
New Jersey	157,773	729,900	313,835	1,201,508	9
Pennsylvania	16,944	736,553	237,637	991,134	8
North Carolina	156,030	627,098	110,862	893,990	7
All other states	1,411,135	5,350,267	671,602	7,433,004	56
Total loans	$2,899,930	8,668,854	1,561,068	13,129,852	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) Table 4 summarizes C&I loans by industry. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio primarily focuses on a customer's ability to repay the loan through their cash flows. Most of the loans in our C&I portfolio are unsecured at

June 30, 2015, with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 4: Commercial and Industrial Loans by Industry
	June 30, 2015
(in thousands)	Total	% of total C&I loans
Public administration	$13,950	26%
Food and beverage	10,751	20
Home furnishings	10,000	18
Entertainment	8,850	16
Real estate lessor	5,031	9
Leasing	4,373	8
Industrial equipment	926	2
Healthcare	346	1
Other	67	—
Total loans	$54,294	100%

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

Table 5: CSRE Loans by State and Property Type
	June 30, 2015
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$892,765	31%
Florida	230,582	8
Illinois	169,099	6
North Carolina	155,963	5
Georgia	147,547	5
All other states	1,249,680	45
Total loans	$2,845,636	100%
By property type:
Office buildings	$913,520	32%
Shopping centers	526,626	19
Warehouses	482,122	17
Retail establishments (restaurants, stores)	330,015	12
5+ multifamily residences	290,592	10
Manufacturing plants	109,830	4
Motels/hotels	42,143	1
Research and development	35,850	1
Institutional	29,749	1
Real estate collateral pool - multifamily	28,787	1
Other	56,402	2
Total loans	$2,845,636	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related combined loan-to-value (CLTV) ratio are presented in Table 6. CLTV means the ratio of the total loan balance of first and junior mortgages (including unused line amounts for credit line products) to property collateral value. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. We also monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Additional information about AVMs and our policy for their use can be found in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the "Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans" section in our 2014 Form 10-K.

We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury's Making Home Affordable (MHA) programs, see the "Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans" section in our 2014 Form 10-K.
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in second quarter 2015, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven by an improving economic and housing environment.

Table 6: Real Estate 1-4 Family Mortgage Loans CLTV by State
	June 30, 2015
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
New Jersey	$1,043,735	68%
Pennsylvania	974,190	66
Florida	949,961	61
Virginia	823,791	64
New York	798,902	63
All other states	5,639,343	62
Total loans	$10,229,922	63%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to 0.18% and 0.20% in the second quarter and first half of 2015, respectively, compared with 0.22% and 0.38%, respectively, for the same periods a year ago. Nonaccrual loans were $224.7 million at June 30, 2015, compared with $236.9 million at December 31, 2014.
Table 7 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 7: Real Estate 1-4 Family First Mortgage Portfolio (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in thousands)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Florida	$737,621	822,718	2.81%	3.02	0.68	0.24	0.38	0.46	0.53
Pennsylvania	733,416	733,120	4.54	5.31	0.50	0.88	0.37	0.89	0.54
New Jersey	727,702	617,616	5.87	6.56	0.09	0.37	0.55	0.29	0.45
New York	709,159	530,679	2.38	3.47	0.08	0.28	0.06	0.10	0.42
Virginia	663,803	598,446	1.86	2.34	0.11	0.10	0.11	0.26	0.17
Other	5,077,751	4,698,699	1.46	1.83	0.08	0.11	0.21	0.18	0.07
Total	$8,649,452	8,001,278	2.31%	2.78	0.18	0.22	0.25	0.28	0.22

(1)
Excludes PCI loans of $19,402 thousand at June 30, 2015 and $22,016 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans improved to 0.90% and 1.14% in the second quarter and first half of 2015, respectively, compared with 1.99% and 2.27%, respectively, for the same periods a year ago. Nonaccrual loans were $73.0 million at June 30, 2015, compared with $80.4 million at December 31, 2014.
Table 8 summarizes delinquency and loss rates by state for our junior lien portfolio, which reflected the largest portion of our credit losses.

Table 8: Real Estate 1-4 Family Junior Lien Portfolio (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in thousands)	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
New Jersey	$312,897	343,934	5.67%	6.11	0.82	1.32	1.54	2.00	2.41
Pennsylvania	236,515	264,137	5.31	4.52	1.02	1.63	1.99	1.40	2.22
Florida	207,635	231,803	2.96	3.48	1.10	2.13	1.39	2.13	2.31
Virginia	158,262	176,795	3.59	3.91	1.04	1.11	1.13	1.26	2.72
Georgia	121,377	137,447	2.90	3.01	1.28	1.09	1.93	2.09	1.76
Other	519,901	586,521	4.55	4.69	0.69	1.10	0.99	0.99	1.37
Total	$1,556,587	1,740,637	4.45%	4.57	0.90	1.36	1.39	1.52	1.99

(1)	Excludes PCI loans of $4,481 thousand at June 30, 2015 and $5,681 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 9 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 9: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)
(in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	10,404	3,663	4,214	4,883	5,070
Total commercial	10,404	3,663	4,214	4,883	5,070
Consumer:
Real estate 1-4 family first mortgage	224,674	231,345	236,859	247,088	256,319
Real estate 1-4 family junior lien mortgage	72,975	77,873	80,375	84,724	87,348
Total consumer	297,649	309,218	317,234	331,812	343,667
Total nonaccrual loans (1)	308,053	312,881	321,448	336,695	348,737
Foreclosed assets	2,632	1,670	2,547	3,860	5,404
Total nonperforming assets	$310,685	314,551	323,995	340,555	354,141
As a percentage of total loans	2.37%	2.56	2.50	2.64	2.78

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $310.7 million at June 30, 2015, and included $308.1 million of nonaccrual loans, compared with $324.0 million and $321.4 million at December 31, 2014, respectively. The decrease in total NPAs in second quarter 2015 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.
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

Table 10: Analysis of Changes in Nonaccrual Loans
	Quarter ended
(in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Commercial:
Balance, beginning of period	$3,663	4,214	4,883	5,070	8,451
Inflows	8,807	278	300	365	—
Outflows	(2,066)	(829)	(969)	(552)	(3,381)
Balance, end of period	10,404	3,663	4,214	4,883	5,070
Consumer:
Balance, beginning of period	309,218	317,234	331,812	343,667	364,296
Inflows	42,670	45,026	56,348	53,926	60,315
Outflows:
Returned to accruing	(24,635)	(26,180)	(33,058)	(31,689)	(36,757)
Foreclosures	(3,490)	(2,235)	(2,524)	(3,082)	(4,941)
Charge-offs	(9,197)	(11,034)	(13,106)	(12,124)	(14,287)
Payment, sales and other	(16,917)	(13,593)	(22,238)	(18,886)	(24,959)
Total outflows	(54,239)	(53,042)	(70,926)	(65,781)	(80,944)
Balance, end of period	297,649	309,218	317,234	331,812	343,667
Total nonaccrual loans	$308,053	312,881	321,448	336,695	348,737

TROUBLED DEBT RESTRUCTURINGS (TDRs) Recorded investment of loans modified in TDRs is provided in Table 11. The allowance for loan losses for TDRs was $104.7 million and $112.5 million at June 30, 2015 and December 31, 2014, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
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
Table 12 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 11: Trouble Debt Restructurings (TDRs)
(in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—
Real estate mortgage	4,073	4,742	2,841	2,880	3,252
Total commercial TDRs	4,073	4,742	2,841	2,880	3,252
Consumer:
Real estate 1-4 family first mortgage	380,573	384,413	386,511	387,667	388,765
Real estate 1-4 family junior lien mortgage	116,203	119,272	121,672	123,234	123,273
Trial modifications	15,488	14,153	15,081	20,494	17,131
Total consumer TDRs	512,264	517,838	523,264	531,395	529,169
Total TDRs	$516,337	522,580	526,105	534,275	532,421
TDRs on nonaccrual status	$165,248	168,202	174,065	179,633	184,538
TDRs on accrual status	351,089	354,378	352,040	354,642	347,883
Total TDRs	$516,337	522,580	526,105	534,275	532,421

Table 12: Analysis of Changes in TDRs
	Quarter ended
(in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Commercial:
Balance, beginning of period	$4,742	2,841	2,880	3,252	3,109
Inflows (1)	—	2,262	—	—	289
Outflows (2)	(669)	(361)	(39)	(372)	(146)
Balance, end of period	4,073	4,742	2,841	2,880	3,252
Consumer:
Balance, beginning of period	517,838	523,264	531,395	529,169	534,550
Inflows (1)	12,920	12,807	17,303	15,427	15,552
Outflows:
Charge-offs	(2,864)	(3,472)	(3,897)	(4,223)	(2,839)
Foreclosures	(1,833)	(1,402)	(529)	(1,653)	(1,448)
Payments, sales and other (2)	(15,132)	(12,431)	(15,594)	(10,688)	(17,120)
Net change in trial modifications (3)	1,335	(928)	(5,414)	3,363	474
Balance, end of period	512,264	517,838	523,264	531,395	529,169
Total TDRs	$516,337	522,580	526,105	534,275	532,421

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended June 30 and March 31, 2015, and December 31, September 30 and June 30, 2014, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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
Loans 90 days or more past due and still accruing at June 30, 2015 were down $1.1 million from December 31, 2014, due to payoffs, modifications and other loss mitigation activities, and credit stabilization.
Table 13 reflects non-PCI loans 90 days or more past
due and still accruing.

Table 13: Loans 90 Days or More Past Due and Still Accruing (1)
(in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	—	—	—	—	—
Total commercial	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	5,395	6,691	6,020	15,701	9,237
Real estate 1-4 family junior lien mortgage	3,716	2,518	4,240	4,232	4,001
Total consumer	9,111	9,209	10,260	19,933	13,238
Total	$9,111	9,209	10,260	19,933	13,238

(1)
PCI loans of $4.0 million, $4.1 million, $4.9 million, $5.2 million and $5.3 million at June 30 and March 31, 2015, and December 31, September 30, and June 30, 2014, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 14 presents net charge-offs for second quarter 2015 and the previous four quarters. Net charge-offs in second quarter 2015 were $7.2 million (0.23%

of average total loans outstanding) compared with $14.4 million (0.46% of average total loans outstanding) in second quarter 2014. Substantially all net losses were in consumer real estate.

Table 14: Net Charge-offs
			Quarter ended
	Jun 30, 2015		Mar 31, 2015		Dec 31, 2014		Sep 30, 2014		Jun 30, 2014
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$63	0.01%	$291	0.04%	$(269)	(0.04)%	$216	0.03%	$301	0.04%
Consumer:
Real estate 1-4 family first mortgage	3,474	0.18	4,291	0.22	5,158	0.25	5,820	0.28	4,227	0.22
Real estate 1-4 family junior lien mortgage	3,615	0.90	5,706	1.36	6,227	1.39	7,176	1.51	9,831	1.99
Total consumer	7,089	0.30	9,997	0.43	11,385	0.45	12,996	0.51	14,058	0.58
Total	$7,152	0.23%	$10,288	0.33%	$11,116	0.35%	$13,212	0.41%	$14,359	0.46%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at June 30, 2015.
The allowance for loan losses decreased $20.5 million to $163.9 million at June 30, 2015, from $184.4 million at December 31, 2014, primarily due to the continued credit improvement in the residential real estate portfolio as a result of continued improvement in the housing market. Second quarter 2015 reversal of provision for credit losses was $4.2 million compared with a provision for credit losses of $14.9 million a year ago. For the first half of 2015, the reversal of provision for credit losses was $891 thousand compared with a provision for credit losses of $7.9 million a year ago. The lower level of provision in the second quarter and first half of 2015 primarily reflected levels of improved portfolio performance, reflecting continued home price appreciation.
We believe the allowance for credit losses at June 30, 2015 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2014 Form 10-K.
Table 15 presents an analysis of the allowance for credit losses.

Table 15: Allocation of the Allowance for Credit Losses (ACL)
	June 30,2015		March 31, 2015		December 31, 2014
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$825	—%	$835	—%	$789	—%
Secured by real estate	17,981	11	18,844	11	18,688	11
Total commercial	18,806	11	19,679	11	19,477	11
Consumer:
Real estate 1-4 family first mortgage	81,166	50	83,660	47	96,723	52
Real estate 1-4 family junior lien mortgage	64,522	39	73,777	42	68,974	37
Total consumer	145,688	89	157,437	89	165,697	89
Total	$164,494	100%	$177,116	100%	$185,174	100%

	Quarter ended
(in thousands)	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014
Components:
Allowance for loan losses	$163,881	176,473	184,437	194,039	211,809
Allowance for unfunded credit commitments	613	643	737	809	726
Allowance for credit losses	$164,494	177,116	185,174	194,848	212,535
Allowance for loan losses as a percentage of total loans	1.25%	1.44	1.42	1.50	1.66
Allowance for loan losses as a percentage of annualized net charge-offs	571.24	422.96	418.21	370.17	367.78
Allowance for credit losses as a percentage of total loans	1.25	1.44	1.43	1.51	1.67
Allowance for credit losses as a percentage of total nonaccrual loans	53.40	56.61	57.61	57.87	60.94

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 30% of our loan portfolio consisted of variable rate loans at June 30, 2015. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At June 30, 2015, approximately 70% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At June 30, 2015, 30% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At June 30, 2015, our liabilities were 5% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $1.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At June 30, 2015, there was $706.2 million outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
Our primary liquidity needs are to pay operating expenses, fund our lending commitments, acquire loans to replace existing loans that mature or repay, and pay dividends. Primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo, dividend distributions to shareholders through 2014, based on REIT taxable income, exceeded net cash provided by operating activities (generally interest income). The excess dividend distributions were funded by using cash provided by investing (generally principal payments received on our loans) and financing activities (generally draws on our Bank line of credit). As the remaining purchase accounting adjustments are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years, operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital. Funding commitments and the acquisition of loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and our line of credit with the Bank. We acquired $1.7 billion of consumer loans from the Bank in second quarter 2015. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
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

In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the Update is effective for us in first quarter 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in first quarter 2017. We are evaluating the impact the Update will have on our financial statements.

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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of June 30, 2015, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Internal Control Over Financial Reporting
We did not identify any changes in our internal control over financial reporting during second quarter 2015 that have materially affected, or are reasonably likely to materially affect, Wells Fargo Real Estate Investment Corporation’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest income	$168,854	171,163	334,845	347,728
Interest expense	31	157	267	760
Net interest income	168,823	171,006	334,578	346,968
Provision (reversal of provision) for credit losses	(4,201)	14,871	(891)	7,928
Net interest income after provision for credit losses	173,024	156,135	335,469	339,040
Noninterest income
Fees and other	451	203	596	352
Total noninterest income	451	203	596	352
Noninterest expense
Loan servicing costs	8,713	7,593	17,542	15,580
Management fees	2,749	750	5,457	1,459
Foreclosed assets	2,810	2,374	4,904	4,702
Other	303	100	550	154
Total noninterest expense	14,575	10,817	28,453	21,895
Net income	158,900	145,521	307,612	317,497
Comprehensive income	158,900	145,521	307,612	317,497
Dividends on preferred stock	4,397	14	8,794	28
Net income applicable to common stock	$154,503	145,507	298,818	317,469
Per common share information (1)
Earnings per common share	$11.98	11.28	23.16	24.61
Diluted earnings per common share	11.98	11.28	23.16	24.61
Dividends declared per common share	10.85	10.85	21.70	22.87
Average common shares outstanding	12,900	12,900	12,900	12,900
Diluted average common shares outstanding	12,900	12,900	12,900	12,900
(1) All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Jun 30, 2015	Dec 31, 2014
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans, net of unearned income	13,129,852	12,949,277
Allowance for loan losses	(163,881)	(184,437)
Net loans	12,965,971	12,764,840
Accounts receivable - affiliates, net	79,656	54,424
Other assets	39,663	40,141
Total assets	$13,085,290	12,859,405
Liabilities
Line of credit with Bank	$706,199	496,692
Other liabilities	3,756	6,196
Total liabilities	709,955	502,888
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 12,900,000 shares (1)	129	129
Additional paid-in capital (1)	12,550,822	12,550,822
Retained earnings (deficit)	(175,726)	(194,544)
Total stockholders’ equity	12,375,335	12,356,517
Total liabilities and stockholders’ equity	$13,085,290	12,859,405
(1) All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock (1)	Additional paid-in capital (1)	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2013	$—	129	12,284,931	(228,429)	12,056,631
Net income	—	—	—	317,497	317,497
Cash dividends
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $22.87 per share (1)	—	—	—	(295,000)	(295,000)
Balance, June 30, 2014	$—	129	12,284,931	(205,960)	12,079,100
Balance, December 31, 2014	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	307,612	307,612
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $21.70 per share (1)	—	—	—	(280,000)	(280,000)
Balance, June 30, 2015	$110	129	12,550,822	(175,726)	12,375,335
(1) All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$307,612	317,497
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of adjustments on loans	(41,978)	(35,007)
Provision (reversal of provision) for credit losses	(891)	7,928
Other operating activities, net	(11,842)	(16,399)
Net cash provided by operating activities	252,901	274,019
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(1,700,667)	(878,972)
Proceeds from payments and sales	1,528,075	1,241,693
Net cash (used) provided by investing activities	(172,592)	362,721
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	707,205	715,540
Repayments of line of credit with Bank	(497,698)	(1,057,252)
Cash dividends paid	(289,816)	(295,028)
Net cash used by financing activities	(80,309)	(636,740)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$6,135	8,062

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

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to June 30, 2015. There were no subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, Florida, New Jersey, Pennsylvania and North Carolina. These markets include approximately 44% of our total loan balance at June 30, 2015.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $332.2 million and $347.1 million at June 30, 2015 and December 31, 2014, respectively, which were predominantly unamortized discounts and premiums.

(in thousands)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$54,294	58,559
Secured by real estate	2,845,636	3,121,106
Total commercial	2,899,930	3,179,665
Consumer:
Real estate 1-4 family first mortgage	8,668,854	8,023,294
Real estate 1-4 family junior lien mortgage	1,561,068	1,746,318
Total consumer	10,229,922	9,769,612
Total loans	$13,129,852	12,949,277

The following table summarizes the proceeds paid (including accrued interest receivable of $4.0 million for the first half of 2015 and $2.6 million for the first half of 2014,

respectively) or received from the Bank for acquisitions and sales of loans, respectively.

	2015			2014
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Loan acquisitions	$—	1,700,667	1,700,667	—	878,972	878,972
Loan sales	(550)	(3,546)	(4,096)	(493)	(4,707)	(5,200)
Six months ended June 30,
Loan acquisitions	$—	1,700,667	1,700,667	—	878,972	878,972
Loan sales	(550)	(5,984)	(6,534)	(493)	(14,934)	(15,427)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit decreased to $344.8 million at June 30, 2015 from $413.5 million at December 31, 2014.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses (ACL)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$177,116	212,889	185,174	244,269
Provision (reversal of provision) for credit losses	(4,201)	14,871	(891)	7,928
Interest income on certain impaired loans (1)	(1,269)	(866)	(2,349)	(1,959)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	(67)	(301)	(363)	(301)
Total commercial	(67)	(301)	(363)	(301)
Consumer:
Real estate 1-4 family first mortgage	(4,896)	(6,885)	(10,353)	(18,648)
Real estate 1-4 family junior lien mortgage	(7,068)	(12,292)	(15,645)	(28,102)
Total consumer	(11,964)	(19,177)	(25,998)	(46,750)
Total loan charge-offs	(12,031)	(19,478)	(26,361)	(47,051)
Loan recoveries:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	4	—	9	9
Total commercial	4	—	9	9
Consumer:
Real estate 1-4 family first mortgage	1,422	2,658	2,588	4,173
Real estate 1-4 family junior lien mortgage	3,453	2,461	6,324	5,166
Total consumer	4,875	5,119	8,912	9,339
Total loan recoveries	4,879	5,119	8,921	9,348
Net loan charge-offs	(7,152)	(14,359)	(17,440)	(37,703)
Balance, end of period	$164,494	212,535	164,494	212,535
Components:
Allowance for loan losses	$163,881	211,809	163,881	211,809
Allowance for unfunded credit commitments	613	726	613	726
Allowance for credit losses	$164,494	212,535	164,494	212,535
Net loan charge-offs (annualized) as a percentage of average total loans	0.23%	0.46	0.28	0.60
Allowance for loan losses as a percentage of total loans	1.25	1.66	1.25	1.66
Allowance for credit losses as a percentage of total loans	1.25	1.67	1.25	1.67

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2015			2014
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$19,679	157,437	177,116	26,015	186,874	212,889
Provision (reversal of provision) for credit losses	(810)	(3,391)	(4,201)	(484)	15,355	14,871
Interest income on certain impaired loans	—	(1,269)	(1,269)	—	(866)	(866)

Loan charge-offs	(67)	(11,964)	(12,031)	(301)	(19,177)	(19,478)
Loan recoveries	4	4,875	4,879	—	5,119	5,119
Net loan charge-offs	(63)	(7,089)	(7,152)	(301)	(14,058)	(14,359)
Balance, end of period	$18,806	145,688	164,494	25,230	187,305	212,535

Six months ended June 30,
Balance, beginning of period	$19,476	165,698	185,174	26,145	218,124	244,269
Provision (reversal of provision) for credit losses	(316)	(575)	(891)	(623)	8,551	7,928
Interest income on certain impaired loans	—	(2,349)	(2,349)	—	(1,959)	(1,959)

Loan charge-offs	(363)	(25,998)	(26,361)	(301)	(46,750)	(47,051)
Loan recoveries	9	8,912	8,921	9	9,339	9,348
Net loan charge-offs	(354)	(17,086)	(17,440)	(292)	(37,411)	(37,703)
Balance, end of period	$18,806	145,688	164,494	25,230	187,305	212,535
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2015
Collectively evaluated (1)	$17,023	42,281	59,304	2,886,908	9,693,775	12,580,683
Individually evaluated (2)	1,783	103,407	105,190	11,742	512,264	524,006
Purchased credit-impaired (PCI) (3)	—	—	—	1,280	23,883	25,163
Total	$18,806	145,688	164,494	2,899,930	10,229,922	13,129,852
December 31, 2014
Collectively evaluated (1)	$17,535	53,999	71,534	3,172,418	9,218,652	12,391,070
Individually evaluated (2)	1,941	111,699	113,640	5,127	523,264	528,391
PCI (3)	—	—	—	2,120	27,696	29,816
Total	$19,476	165,698	185,174	3,179,665	9,769,612	12,949,277

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than March 31, 2015.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
June 30, 2015
By risk category:
Pass	$54,095	2,790,806	2,844,901
Criticized	199	54,830	55,029
Total commercial loans	$54,294	2,845,636	2,899,930
December 31, 2014
By risk category:
Pass	$58,559	3,099,896	3,158,455
Criticized	—	21,210	21,210
Total commercial loans	$58,559	3,121,106	3,179,665

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
June 30, 2015
By delinquency status:
Current-29 days past due (DPD) and still accruing	$54,294	2,828,327	2,882,621
30-89 DPD and still accruing	—	6,905	6,905
90+ DPD and still accruing	—	—	—
Nonaccrual loans	—	10,404	10,404
Total commercial loans	$54,294	2,845,636	2,899,930
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$58,559	3,112,991	3,171,550
30-89 DPD and still accruing	—	3,901	3,901
90+ DPD and still accruing	—	—	—
Nonaccrual loans	—	4,214	4,214
Total commercial loans	$58,559	3,121,106	3,179,665

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2015
By delinquency status:
Current-29 DPD	$8,485,742	1,495,461	9,981,203
30-59 DPD	37,167	19,833	57,000
60-89 DPD	19,392	11,595	30,987
90-119 DPD	10,334	7,300	17,634
120-179 DPD	20,789	6,885	27,674
180+ DPD	106,814	22,643	129,457
Remaining PCI accounting adjustments	(11,384)	(2,649)	(14,033)
Total consumer loans	$8,668,854	1,561,068	10,229,922
December 31, 2014
By delinquency status:
Current-29 DPD	$7,819,624	1,670,204	9,489,828
30-59 DPD	43,991	22,639	66,630
60-89 DPD	24,190	13,360	37,550
90-119 DPD	12,856	8,049	20,905
120-179 DPD	19,552	10,351	29,903
180+ DPD	114,508	23,907	138,415
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2015
By updated FICO:
< 600	$320,123	178,393	498,516
600-639	230,357	118,994	349,351
640-679	454,565	191,949	646,514
680-719	884,827	264,718	1,149,545
720-759	1,476,474	306,710	1,783,184
760-799	3,550,966	317,125	3,868,091
800+	1,674,878	167,218	1,842,096
No FICO available	88,048	18,610	106,658
Remaining PCI accounting adjustments	(11,384)	(2,649)	(14,033)
Total consumer loans	$8,668,854	1,561,068	10,229,922
December 31, 2014
By updated FICO:
< 600	$352,071	207,535	559,606
600-639	261,911	122,907	384,818
640-679	462,643	200,737	663,380
680-719	974,778	295,492	1,270,270
720-759	1,425,335	354,841	1,780,176
760-799	2,970,256	361,942	3,332,198
800+	1,498,996	184,976	1,683,972
No FICO available	88,731	20,080	108,811
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
June 30, 2015
By LTV/CLTV:
0-60%	$3,962,209	422,101	4,384,310
60.01-80%	3,667,991	385,418	4,053,409
80.01-100%	792,452	411,774	1,204,226
100.01-120% (1)	149,394	225,891	375,285
> 120% (1)	75,861	116,133	191,994
No LTV/CLTV available	32,331	2,400	34,731
Remaining PCI accounting adjustments	(11,384)	(2,649)	(14,033)
Total consumer loans	$8,668,854	1,561,068	10,229,922
December 31, 2014
By LTV/CLTV:
0-60%	$4,007,543	470,244	4,477,787
60.01-80%	2,958,255	445,892	3,404,147
80.01-100%	801,111	453,564	1,254,675
100.01-120% (1)	164,249	249,423	413,672
> 120% (1)	64,619	127,355	191,974
No LTV/CLTV available	38,944	2,032	40,976
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	10,404	4,214
Total commercial	10,404	4,214
Consumer:
Real estate 1-4 family first mortgage	224,674	236,859
Real estate 1-4 family junior lien mortgage	72,975	80,375
Total consumer	297,649	317,234
Total nonaccrual loans (excluding PCI)	$308,053	321,448

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.0 million at June 30, 2015, and $4.9 million at December 31, 2014, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Jun 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	—
Total commercial	—	—
Consumer:
Real estate 1-4 family first mortgage	5,395	6,020
Real estate 1-4 family junior lien mortgage	3,716	4,240
Total consumer	9,111	10,260
Total past due (excluding PCI)	$9,111	10,260

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $15.5 million at June 30, 2015, and $15.1 million at December 31, 2014.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	13,954	11,742	11,742	1,783
Total commercial	13,954	11,742	11,742	1,783
Consumer:
Real estate 1-4 family first mortgage	472,761	391,683	153,614	63,933
Real estate 1-4 family junior lien mortgage	134,827	120,581	81,893	39,474
Total consumer	607,588	512,264	235,507	103,407
Total impaired loans (excluding PCI)	$621,542	524,006	247,249	105,190
December 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	7,391	5,127	5,127	1,941
Total commercial	7,391	5,127	5,127	1,941
Consumer:
Real estate 1-4 family first mortgage	483,084	397,858	283,549	68,589
Real estate 1-4 family junior lien mortgage	157,182	125,406	106,777	43,110
Total consumer	640,266	523,264	390,326	111,699
Total impaired loans (excluding PCI)	$647,657	528,391	395,453	113,640

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—	—	—	—	—
Secured by real estate	7,711	36	6,771	179	6,853	77	7,451	182
Total commercial	7,711	36	6,771	179	6,853	77	7,451	182
Consumer:
Real estate 1-4 family first mortgage	394,137	5,931	402,663	5,671	394,921	11,502	403,610	10,906
Real estate 1-4 family junior lien mortgage	121,615	2,336	128,281	2,489	122,713	4,776	129,349	4,747
Total consumer	515,752	8,267	530,944	8,160	517,634	16,278	532,959	15,653
Total impaired loans	$523,463	8,303	537,715	8,339	524,487	16,355	540,410	15,835
Interest income:
Cash basis of accounting		$2,624		2,714		5,199		5,688
Other (1)		5,679		5,625		11,156		10,147
Total interest income		$8,303		8,339		16,355		15,835

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

At June 30, 2015, the loans in trial modification period were $7.7 million under HAMP, $803 thousand under 2MP and $7.0 million under proprietary programs, compared with $7.7 million, $1.3 million and $6.1 million at December 31, 2014, respectively. Trial modifications with a recorded investment of $6.2 million at June 30, 2015, and $6.8 million at December 31, 2014, were accruing loans and $9.3 million and $8.3 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	1,501	1,501	—	—	—
Total commercial	—	—	1,501	1,501	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2,413	4,648	5,486	12,547	340	3.54	6,288
Real estate 1-4 family junior lien mortgage	538	1,124	1,362	3,024	414	5.28	1,416
Trial modifications (6)	—	—	2,280	2,280	—	—	—
Total consumer	2,951	5,772	9,128	17,851	754	3.86	7,704
Total	$2,951	5,772	10,629	19,352	754	3.86%	$7,704
Quarter ended June 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	5,170	5,066	6,488	16,724	1,093	3.27	9,890
Real estate 1-4 family junior lien mortgage	964	1,094	2,491	4,549	743	5.93	2,014
Trial modifications (6)	—	—	1,053	1,053	—	—	—
Total consumer	6,134	6,160	10,032	22,326	1,836	3.72	11,904
Total	$6,134	6,160	10,032	22,326	1,836	3.72%	$11,904

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	3,884	3,884	—	—	—
Total commercial	—	—	3,884	3,884	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4,208	10,518	9,761	24,487	1,170	3.32	13,642
Real estate 1-4 family junior lien mortgage	697	2,275	2,842	5,814	932	5.29	2,658
Trial modifications (6)	—	—	1,984	1,984	—	—	—
Total consumer	4,905	12,793	14,587	32,285	2,102	3.64	16,300
Total	$4,905	12,793	18,471	36,169	2,102	3.64%	$16,300
Six months ended June 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	382	382	—	—	—
Total commercial	—	—	382	382	—	—	—
Consumer:
Real estate 1-4 family first mortgage	12,996	10,852	15,466	39,314	2,948	3.18	22,856
Real estate 1-4 family junior lien mortgage	1,904	3,037	3,685	8,626	1,872	5.10	4,746
Trial modifications (6)	—	—	(1,698)	(1,698)	—	—	—
Total consumer	14,900	13,889	17,453	46,242	4,820	3.51	27,602
Total	$14,900	13,889	17,835	46,624	4,820	3.51%	$27,602

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified of $5.3 million and $6.2 million for the quarters ended June 30, 2015 and 2014, and $8.0 million and $13.0 million for the first half of 2015 and 2014, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $549 thousand and $1.3 million for the quarters ended June 30, 2015 and 2014, and $1.2 million and $3.3 million for the first half of 2015 and 2014 respectively.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	—	—	—	186
Total commercial	—	—	—	186
Consumer:
Real estate 1-4 family first mortgage	902	1,333	2,467	1,656
Real estate 1-4 family junior lien mortgage	165	1,246	431	1,491
Total consumer	1,067	2,579	2,898	3,147
Total	$1,067	2,579	2,898	3,333

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of June 30, 2015 and December 31, 2014, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2014 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2015
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,965,971	—	—	13,714,649	13,714,649

Financial liabilities
Line of credit with Bank (1)	706,199	—	—	706,199	706,199
December 31, 2014
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,764,840	—	—	13,721,645	13,721,645

Financial liabilities
Line of credit with Bank (1)	496,692	—	—	496,692	496,692

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Note 4: Common and Preferred Stock

The Company has authorized preferred and common stock. The following table provides details of common and preferred stock.

			June 30, 2015 and December 31, 2014
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock (1)		100,000,000	12,900,000	0.01	129,000
Total		111,001,000	23,900,667		$239,007
(1) All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

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

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Income statement data
Interest income:
Accretion and amortization of adjustments on loans	$25,452	14,582	41,978	30,766
Interest on deposits	292	42	304	42
Total interest income	25,744	14,624	42,282	30,808
Pledge fees	318	—	318	—
Interest expense	31	157	267	760
Loan servicing costs	8,704	7,582	17,524	15,557
Management fees	2,749	750	5,457	1,459

(in thousands)	Jun 30, 2015	Dec 31, 2014
Balance sheet related data
Loan acquisitions (year-to-date) (1)	$1,700,667	2,566,372
Loan sales (year-to-date)	(6,534)	(23,496)
Pledged loans (carrying value) (2)	3,326,925	—
Foreclosed asset sales (year-to-date)	(5,560)	(14,971)
Line of credit with Bank	706,199	496,692
Accounts receivable - affiliates, net	79,656	54,424

(1)	Includes accrued interest, see Note 2 (Loans and Allowance for Credit Losses) for additional details.

(2)	The fair value of pledged loans was approximately $3.5 billion at June 30, 2015.

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
Accounts Receivable - Affiliates, Net Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions which include net loan pay-

downs, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

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
Date: August 6, 2015

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