Form 10-Q
period 2015-09-30
Wells Fargo Real Estate Investment Corp.
filed 2015-11-05
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

As of October 30, 2015, there were 12,900,000 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2015 from		Nine months ended
($ in thousands, except per share data)	Sep 30, 2015	Jun 30, 2015	Sep 30, 2014	Jun 30, 2015	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	% Change
For the period
Net income	$179,910	158,900	165,432	13%	9	$487,522	482,929	1%
Net income applicable to common stock	175,513	154,503	165,417	14	6	474,331	482,886	(2)
Diluted earnings per common share (1)	13.61	11.98	12.82	14	6	36.77	37.43	(2)
Profitability ratios
Return on average assets	5.46%	4.92	5.18	11	5	5.05%	5.10	(1)
Return on average stockholders’ equity	5.76	5.15	5.40	12	7	5.26	5.32	(1)
Average stockholders’ equity to average assets	94.84	95.53	95.96	(1)	(1)	96.08	95.76	—
Common dividend payout ratio (2)	82.66	90.57	90.72	(9)	(9)	89.61	92.15	(3)
Dividend coverage ratio (3)	3,653	3,571	N/A	2	N/A	3,653	N/A	N/A
Total revenue	$172,868	169,274	173,932	2	(1)	$508,042	521,252	(3)
Average loans	13,047,478	12,502,729	12,709,623	4	3	12,730,005	12,683,939	—
Average assets	13,062,408	12,964,593	12,668,498	1	3	12,906,830	12,669,713	2
Net interest margin	5.23%	5.22	5.44	—	(4)	5.24%	5.47	(4)
Net loan charge-offs	$8,881	7,152	13,212	24	(33)	$26,321	50,915	(48)
As a percentage of average total loans (annualized)	0.27%	0.23	0.41	17	(34)	0.28%	0.54	(48)
At period end
Loans, net of unearned income	$13,151,348	13,129,852	12,923,416	—	2	$13,151,348	12,923,416	2
Allowance for loan losses	130,839	163,881	194,039	(20)	(33)	130,839	194,039	(33)
As a percentage of total loans	0.99%	1.25	1.50	(21)	(34)	0.99%	1.50	(34)
Assets	$13,159,059	13,085,290	12,834,479	1	3	$13,159,059	12,834,479	3
Total stockholders’ equity	12,405,848	12,375,335	12,094,517	—	3	12,405,848	12,094,517	3
Total nonaccrual loans and foreclosed assets	286,797	310,685	340,555	(8)	(16)	286,797	340,555	(16)
As a percentage of total loans	2.18%	2.37	2.64	(8)	(17)	2.18%	2.64	(17)
Loans 90 days or more past due and still accruing (4)	$9,258	9,111	19,933	2	(54)	$9,258	19,933	(54)

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

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

When we refer to “WFREIC,” the “Company,” “we,” “our,” and “us” in this Report, we mean Wells Fargo Real Estate Investment Corporation, and where relevant, Wells Fargo Bank, National Association, acting on our behalf; “WPFC” refers to Wachovia Preferred Funding Corp.; the “Bank” refers to Wells Fargo Bank, National Association; and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

OVERVIEW

The Company is engaged in acquiring, holding and managing predominantly domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for federal income tax purposes.
We are a direct subsidiary of WPFC and an indirect subsidiary of Wells Fargo and the Bank. As of September 30, 2015, we had $13.2 billion in assets, consisting substantially of real estate loan participation interests (loans). Substantially all of our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

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

Financial Performance
We earned net income of $179.9 million in third quarter 2015, or $13.61 diluted earnings per common share, compared with $165.4 million in third quarter 2014, or $12.82 diluted earnings per common share. The increase in third quarter 2015 was primarily attributable to a larger reversal of provision for credit losses compared with a year ago on improved credit performance, partially offset by a decrease in net interest income. For the first nine months of 2015, our net income was $487.5 million, or $36.77 diluted earnings per common share, compared with $482.9 million, or $37.43 diluted earnings per common share a year ago. The increase in net income in the first nine months of 2015 was primarily attributable to a reversal of provision for credit losses compared with a provision for credit losses a year ago, partially offset by a decrease in net interest income. Diluted earnings per share declined for the first nine months of 2015, compared with a year ago, due to preferred dividends for the Series A preferred stock, issued in December 2014.

Loans
Total loans were $13.2 billion at September 30, 2015, compared with $12.9 billion at December 31, 2014. Net loans represented approximately 99% of assets at both September 30, 2015 and December 31, 2014.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, continued to improve during third quarter 2015 reflecting the benefit of a continued improving housing market. Net charge-offs were $8.9 million and $26.3 million for the third quarter and first nine months of 2015 (0.27% and 0.28%, respectively, annualized as a percent of average loans), compared with $13.2 million and $50.9 million in the third quarter and first nine months of 2014 (0.41% and 0.54%, respectively, annualized as a percent of average loans). Nonaccrual loans were $285.6 million at September 30, 2015, compared with $321.4 million at December 31, 2014. Loans 90 days or more past due and still accruing were $9.3 million at September 30, 2015, compared with $10.3 million at December 31, 2014.
Our reversal of provision for credit losses reflected a release from the allowance for credit losses (the amount by which net charge-offs exceeded our provision for credit losses) of $31.9 million in third quarter 2015, which was $15.1 million more than what we released a year ago. For the first nine months of 2015, we released $50.2 million from the allowance, which was $3.7 million more than what we released a year ago.

The allowance release in the third quarter and first nine months of 2015 primarily reflected continued improvement in delinquency and related loss estimates due to strong underlying credit performance and improving home prices. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. See the “Risk Management — Credit Risk Management” section in this Report for more information.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. In 2015, we began pledging a portion of our loans to the Federal Home Loan Bank. At September 30, 2015, the total carrying amount of pledged loans was $5.8 billion. We earned $1.5 million and $1.9 million in pledge fees during the third quarter and first nine months of 2015, respectively. See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $13.1 million in the third quarter and first nine months of 2015. Dividends declared on our Series B preferred stock totaled $15 thousand and $43 thousand for the third quarter and first nine months, respectively, of both 2015 and 2014.
Dividends declared to holders of our common stock totaled $145.0 million and $425.0 million for the third quarter and first nine months of 2015, compared with $150.0 million and $445.0 million for the third quarter and first nine months of 2014, respectively.
All common share and per share disclosures in this Report reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

Earnings Performance

Net Income
We earned net income of $179.9 million and $165.4 million in third quarter 2015 and 2014, respectively. For the first nine months of 2015, net income was $487.5 million, compared with $482.9 million for the same period a year ago. The increase in net income in the third quarter and first nine months of 2015 was primarily attributable to lower levels of provision for credit losses, partially offset by decreases in net interest income.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $171.2 million in third quarter 2015, compared with $173.7 million in third quarter 2014. Net interest income was $505.8 million for the first nine months of 2015, compared with $520.7 million for the same period a year ago. The decrease in the third quarter and first nine months of 2015 was primarily attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin and average yield on total interest-earning assets were 5.23% and 5.24%, respectively, in third quarter 2015, compared with 5.44% and 5.45%, respectively, in third quarter 2014. Net interest margin and average yield on total interest-earning assets for the first nine months of 2015 were 5.24% and 5.25%, respectively, compared with 5.47% and 5.48%, respectively, for the same period a year ago. The decrease in net interest margin and average yield for the third quarter and first nine months of 2015 was primarily due to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. Interest income in third quarter 2015 included net discount accretion of $20.9 million compared with $14.7 million a year ago. Interest income included net discount accretion of $62.9 million for the first nine months of 2015, compared with $45.4 million for the same period a year ago. Higher net discount accretion was primarily due to higher loan pay-downs and payoffs. Loan pay-downs and payoffs annualized represented 23.7% and 21.2% of average loan balances during third quarter 2015 and 2014, respectively. Loan pay-downs and payoffs annualized represented 24.0% and 20.1% of average loan balances during the first nine months of 2015 and 2014, respectively.

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
The Company has a $1.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $377 thousand and $644 thousand in the third quarter and first nine months of 2015, respectively, compared with $277 thousand and $1.0 million for the same periods a year ago. Average borrowings for third quarter 2015 and 2014 were $393.3 million and $289.1 million, respectively. Average borrowings for the first nine months of 2015 and 2014 were $226.3 million and $364.6 million, respectively. The weighted average interest rate for all periods was 0.38%.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income
	Quarter ended September 30,
			2015			2014
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,807,226	17,330	2.45%	$2,634,590	16,448	2.48%
Real estate 1-4 family loans	10,240,252	154,237	6.00	10,075,033	157,572	6.23
Interest-bearing deposits in banks and other interest-earning assets	—	—	—	—	—	—
Total interest-earning assets	$13,047,478	171,567	5.24	$12,709,623	174,020	5.45
Funding sources
Line of credit with the bank	$393,326	377	0.38	$289,086	277	0.38
Total interest-bearing liabilities	$393,326	377	0.38	$289,086	277	0.38
Net interest margin and net interest income		$171,190	5.23%		$173,743	5.44%
	Nine months ended September 30,
			2015			2014
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,977,755	53,546	2.40%	$2,775,035	52,273	2.52%
Real estate 1-4 family loans	9,752,250	452,562	6.20	9,908,904	469,433	6.33
Interest-bearing deposits in banks and other interest-earning assets	160,280	304	0.25	21,991	42	0.25
Total interest-earning assets	$12,890,285	506,412	5.25	$12,705,930	521,748	5.48
Funding sources
Line of credit with the bank	$226,344	644	0.38	$364,606	1,037	0.38
Total interest-bearing liabilities	$226,344	644	0.38	$364,606	1,037	0.38
Net interest margin and net interest income		$505,768	5.24%		$520,711	5.47%

Provision for Credit Losses
The third quarter 2015 reversal of provision for credit losses was $23.0 million, compared with a reversal of provision for credit losses of $3.5 million in third quarter 2014. For the first nine months of 2015, the reversal of provision for credit losses was $23.9 million, compared with a provision for credit losses of $4.4 million for the same period a year ago. The lower level of provision in the third quarter and first nine months of 2015 primarily reflected continued improvement in delinquency and related loss estimates due to strong underlying credit performance and improving home prices. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Expense
Noninterest expense in third quarter 2015 was $16.0 million, compared with $12.0 million in third quarter 2014. Noninterest expense was $44.4 million and $33.9 million in the first nine months of 2015 and 2014, respectively. Noninterest expense primarily consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in third quarter 2015 were $9.1 million, compared with $8.2 million in third quarter 2014 and were $26.6 million and $23.8 million for the first nine months of 2015 and 2014, respectively.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $2.9 million in third quarter 2015, compared with $821 thousand in third quarter 2014. Management fees were $8.3 million and $2.3 million in the first nine months of 2015 and 2014, respectively. The increase in management fees for the third quarter and first nine months of 2015 related to an increase in Wells Fargo’s general overhead expenses, including technology and risk management expenses, as well as the proportion of such overhead expenses allocated to us.
Foreclosed assets expense was $3.8 million in third quarter 2015 compared with $2.6 million in third quarter 2014. Foreclosed assets expense was $8.7 million and $7.3 million in first nine months of 2015 and 2014, respectively. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.2 billion at September 30, 2015, and $12.9 billion at December 31, 2014.
Loans
Loans, net of unearned income were $13.2 billion at September 30, 2015, and $12.9 billion at December 31, 2014. In the third quarter and first nine months of 2015, we acquired $794.5 million and $2.5 billion, respectively, of consumer loans from the Bank at their estimated fair value, compared with $886.4 million and $1.8 billion, respectively, in the third quarter and first nine months of 2014. At September 30, 2015 and December 31, 2014, consumer loans represented 80% and 75% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $53.6 million to $130.8 million at September 30, 2015, from $184.4 million at December 31, 2014, primarily due to the continued improved portfolio performance of the residential real estate portfolio reflecting continued improvement in the housing market.
At September 30, 2015, the allowance for loan losses included $112.8 million for consumer loans and $18.0 million for commercial loans. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $1.2 billion line of credit to finance loan acquisitions. At September 30, 2015 and December 31, 2014, we had $749.6 million and $496.7 million outstanding, respectively.

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

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity
	Loans outstanding		Weighted average maturity in years
(in thousands)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$42,993	58,559	0.6	1.1
Secured by real estate	2,643,268	3,121,106	3.2	3.3
Total commercial	2,686,261	3,179,665	3.1	3.3
Consumer:
Real estate 1-4 family first mortgage	8,993,388	8,023,294	23.0	21.9
Real estate 1-4 family junior lien mortgage	1,471,699	1,746,318	16.3	16.5
Total consumer	10,465,087	9,769,612	22.0	21.0
Total loans	$13,151,348	12,949,277	18.2	16.6
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

Table 3: Loan Portfolio by Geography
	September 30, 2015
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$830,274	683,071	17,814	1,531,159	12%
New Jersey	155,275	749,251	296,870	1,201,396	9
Florida	236,297	723,310	196,309	1,155,916	9
Pennsylvania	17,055	724,529	223,738	965,322	7
New York	43,412	751,234	83,311	877,957	7
All other states	1,403,948	5,361,993	653,657	7,419,598	56
Total loans	$2,686,261	8,993,388	1,471,699	13,151,348	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) Table 4 summarizes C&I loans by industry. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio primarily focuses on a customer's ability to repay the loan through their cash flows. Most of the loans in our C&I portfolio are unsecured at

September 30, 2015, with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

Table 4: Commercial and Industrial Loans by Industry
	September 30, 2015
(in thousands)	Total C&I loans	% of total C&I loans
Public administration	$13,776	32%
Real estate lessor	13,759	32
Food and beverage	8,505	20
Leasing	5,020	12
Industrial equipment	1,037	2
Healthcare	849	2
Other	47	—
Total loans	$42,993	100%

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

Table 5: CSRE Loans by State and Property Type
	September 30, 2015
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$830,274	31%
Florida	214,016	8
Illinois	164,153	6
North Carolina	145,059	5
Washington	142,603	5
All other states	1,147,163	45
Total loans	$2,643,268	100%
By property type:
Office buildings	$849,346	32%
Shopping centers	464,953	18
Warehouses	456,924	17
Retail establishments (restaurants, stores)	322,144	12
5+ multifamily residences	277,686	11
Manufacturing plants	88,316	3
Motels/hotels	41,396	2
Research and development	34,905	1
Real estate collateral pool - multifamily	28,728	1
Institutional	26,020	1
Other	52,850	2
Total loans	$2,643,268	100%

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
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in third quarter 2015, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven primarily by an improving housing environment.

Table 6: Real Estate 1-4 Family Mortgage Loans CLTV by State
	September 30, 2015
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
New Jersey	$1,046,121	67%
Pennsylvania	948,267	64
Florida	919,619	60
New York	834,545	63
Virginia	812,950	62
All other states	5,903,585	60
Total loans	$10,465,087	61%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to 0.25% and 0.22% in the third quarter and first nine months of 2015, respectively, compared with 0.28% and 0.34%, respectively, for the same periods a year ago. Nonaccrual loans were $206.8 million at September 30, 2015, compared with $236.9 million at December 31, 2014.
Table 7 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 7: Real Estate 1-4 Family First Mortgage Portfolio Performance (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in thousands)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
New York	$750,493	530,679	2.27%	3.47	0.07	0.08	0.28	0.06	0.10
New Jersey	747,628	617,616	5.13	6.56	0.34	0.09	0.37	0.55	0.29
Pennsylvania	721,913	733,120	4.35	5.31	0.65	0.50	0.88	0.37	0.89
Florida	716,694	822,718	2.93	3.02	0.56	0.68	0.24	0.38	0.46
California	681,152	619,690	0.68	1.29	—	—	—	0.03	—
Other	5,357,616	4,677,455	1.44	1.97	0.20	0.09	0.12	0.22	0.21
Total first mortgages	$8,975,496	8,001,278	2.11%	2.78	0.25	0.18	0.22	0.25	0.28

(1)
Excludes PCI loans of $17,892 thousand at September 30, 2015 and $22,016 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans improved to 0.92% and 1.07% in the third quarter and nine months ended of 2015, respectively, compared with 1.52% and 2.03%, respectively, for the same periods a year ago. Nonaccrual loans were $69.7 million at September 30, 2015, compared with $80.4 million at December 31, 2014.
Table 8 summarizes delinquency and loss rates by state for our junior lien portfolio, which reflected the largest portion of our credit losses.

Table 8: Real Estate 1-4 Family Junior Lien Portfolio Performance (1)
	Outstanding balance		% of loans two payments or more past due		Loss rate (annualized) quarter ended
(in thousands)	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
New Jersey	$296,080	343,934	5.10%	6.11	1.73	0.82	1.32	1.54	2.00
Pennsylvania	222,748	264,137	5.48	4.52	1.32	1.02	1.63	1.99	1.40
Florida	196,014	231,803	2.95	3.48	0.41	1.10	2.13	1.39	2.13
Virginia	149,773	176,795	3.33	3.91	0.83	1.04	1.11	1.13	1.26
Georgia	114,560	137,447	3.34	3.01	0.54	1.28	1.09	1.93	2.09
Other	488,767	586,521	5.28	4.69	0.57	0.69	1.10	0.99	0.99
Total junior lien mortgages	$1,467,942	1,740,637	4.61%	4.57	0.92	0.90	1.36	1.39	1.52

(1)
Excludes PCI loans of $3,757 thousand at September 30, 2015 and $5,681 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 9 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off (including loans discharged in bankruptcy);

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	performing consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 9: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)
(in thousands)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	9,164	10,404	3,663	4,214	4,883
Total commercial	9,164	10,404	3,663	4,214	4,883
Consumer:
Real estate 1-4 family first mortgage	206,821	224,674	231,345	236,859	247,088
Real estate 1-4 family junior lien mortgage	69,656	72,975	77,873	80,375	84,724
Total consumer	276,477	297,649	309,218	317,234	331,812
Total nonaccrual loans (1)	285,641	308,053	312,881	321,448	336,695
Foreclosed assets	1,156	2,632	1,670	2,547	3,860
Total nonperforming assets	$286,797	310,685	314,551	323,995	340,555
As a percentage of total loans	2.18%	2.37	2.56	2.50	2.64

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $286.8 million at September 30, 2015, and included $285.6 million of nonaccrual loans, compared with $324.0 million and $321.4 million at December 31, 2014, respectively. The decrease in total NPAs in third quarter 2015 was driven primarily by credit improvement in real estate 1-4 family first mortgages.

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

Table 10: Analysis of Changes in Nonaccrual Loans
	Quarter ended
(in thousands)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Commercial:
Balance, beginning of period	$10,404	3,663	4,214	4,883	5,070
Inflows	141	8,807	278	300	365
Outflows	(1,381)	(2,066)	(829)	(969)	(552)
Balance, end of period	9,164	10,404	3,663	4,214	4,883
Consumer:
Balance, beginning of period	297,649	309,218	317,234	331,812	343,667
Inflows	33,731	42,670	45,026	56,348	53,926
Outflows:
Returned to accruing	(24,834)	(24,635)	(26,180)	(33,058)	(31,689)
Foreclosures	(1,418)	(3,490)	(2,235)	(2,524)	(3,082)
Charge-offs	(11,245)	(9,197)	(11,034)	(13,106)	(12,124)
Payment, sales and other	(17,406)	(16,917)	(13,593)	(22,238)	(18,886)
Total outflows	(54,903)	(54,239)	(53,042)	(70,926)	(65,781)
Balance, end of period	276,477	297,649	309,218	317,234	331,812
Total nonaccrual loans	$285,641	308,053	312,881	321,448	336,695

TROUBLED DEBT RESTRUCTURINGS (TDRs) Recorded investment of loans modified in TDRs is provided in Table 11. The allowance for loan losses for TDRs was $77.2 million and $112.5 million at September 30, 2015 and December 31, 2014, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
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

Table 11: Trouble Debt Restructurings (TDRs)
(in thousands)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—
Real estate mortgage	3,870	4,073	4,742	2,841	2,880
Total commercial TDRs	3,870	4,073	4,742	2,841	2,880
Consumer:
Real estate 1-4 family first mortgage	377,080	380,573	384,413	386,511	387,667
Real estate 1-4 family junior lien mortgage	114,491	116,203	119,272	121,672	123,234
Trial modifications	14,257	15,488	14,153	15,081	20,494
Total consumer TDRs	505,828	512,264	517,838	523,264	531,395
Total TDRs	$509,698	516,337	522,580	526,105	534,275
TDRs on nonaccrual status	$162,115	165,248	168,202	174,065	179,633
TDRs on accrual status	347,583	351,089	354,378	352,040	354,642
Total TDRs	$509,698	516,337	522,580	526,105	534,275

Table 12: Analysis of Changes in TDRs
	Quarter ended
(in thousands)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Commercial:
Balance, beginning of period	$4,073	4,742	2,841	2,880	3,252
Inflows (1)	—	—	2,262	—	—
Outflows (2)	(203)	(669)	(361)	(39)	(372)
Balance, end of period	3,870	4,073	4,742	2,841	2,880
Consumer:
Balance, beginning of period	512,264	517,838	523,264	531,395	529,169
Inflows (1)	12,631	12,920	12,807	17,303	15,427
Outflows:
Charge-offs	(2,910)	(2,864)	(3,472)	(3,897)	(4,223)
Foreclosures	(811)	(1,833)	(1,402)	(529)	(1,653)
Payments, sales and other (2)	(14,115)	(15,132)	(12,431)	(15,594)	(10,688)
Net change in trial modifications (3)	(1,231)	1,335	(928)	(5,414)	3,363
Balance, end of period	505,828	512,264	517,838	523,264	531,395
Total TDRs	$509,698	516,337	522,580	526,105	534,275

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended September 30, June 30, and March 31, 2015, and December 31, and September 30, 2014, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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
Loans 90 days or more past due and still accruing at September 30, 2015 were down $1.0 million from December 31,

2014, due to payoffs, modifications and other loss mitigation activities, and credit stabilization.
Table 13 reflects non-PCI loans 90 days or more past due and still accruing.

Table 13: Loans 90 Days or More Past Due and Still Accruing (1)
(in thousands)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	—	—	—	—	—
Total commercial	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	6,139	5,395	6,691	6,020	15,701
Real estate 1-4 family junior lien mortgage	3,119	3,716	2,518	4,240	4,232
Total consumer	9,258	9,111	9,209	10,260	19,933
Total	$9,258	9,111	9,209	10,260	19,933

(1)
PCI loans of $4.6 million, $4.0 million, $4.1 million, $4.9 million and $5.2 million at September 30, June 30, and March 31, 2015 and December 31, and September 30, 2014, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 14 presents net charge-offs for third quarter 2015 and the previous four quarters. Net charge-offs in third quarter 2015 were $8.9 million (0.27% of average total loans outstanding) compared with $13.2 million (0.41% of average total loans outstanding) in third quarter 2014. Substantially all net losses were in consumer real estate.

Table 14: Net Charge-offs
			Quarter ended
	Sep 30, 2015		Jun 30, 2015		Mar 31, 2015		Dec 31, 2014		Sep 30, 2014
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(178)	(0.03)%	$63	0.01%	$291	0.04%	$(269)	(0.04)%	$216	0.03%
Consumer:
Real estate 1-4 family first mortgage	5,556	0.25	3,474	0.18	4,291	0.22	5,158	0.25	5,820	0.28
Real estate 1-4 family junior lien mortgage	3,503	0.92	3,615	0.90	5,706	1.36	6,227	1.39	7,176	1.51
Total consumer	9,059	0.35	7,089	0.30	9,997	0.43	11,385	0.45	12,996	0.51
Total	$8,881	0.27%	$7,152	0.23%	$10,288	0.33%	$11,116	0.35%	$13,212	0.41%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at September 30, 2015.
The allowance for loan losses decreased $53.6 million to $130.8 million at September 30, 2015, from $184.4 million at December 31, 2014, primarily due to the continued credit improvement in the residential real estate portfolio reflecting continued improvement in the housing market. Third quarter 2015 reversal of provision for credit losses was $23.0 million compared with a reversal of provision for credit losses of $3.5 million a year ago. For the first nine months of 2015, the reversal of provision for credit losses was $23.9 million compared with a provision for credit losses of $4.4 million a year ago. The lower level of provision in the third quarter and first nine months of 2015 primarily reflected continued improvement in delinquency and related loss estimates due to strong underlying credit performance and improving home prices.
We believe the allowance for credit losses at September 30, 2015 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2014 Form 10-K.
Table 15 presents an analysis of the allowance for credit losses.

Table 15: Allocation of the Allowance for Credit Losses (ACL)
	Sep 30, 2015		Jun 30, 2015		Mar 31, 2015		Dec 31, 2014
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$813	—%	$825	—%	$835	—%	$789	—%
Secured by real estate	17,880	20	17,981	22	18,844	25	18,688	25
Total commercial	18,693	20	18,806	22	19,679	25	19,477	25
Consumer:
Real estate 1-4 family first mortgage	60,582	68	81,166	66	83,660	61	96,723	62
Real estate 1-4 family junior lien mortgage	52,194	12	64,522	12	73,777	14	68,974	13
Total consumer	112,776	80	145,688	78	157,437	75	165,697	75
Total	$131,469	100%	$164,494	100%	$177,116	100%	$185,174	100%

	Quarter ended
(in thousands)	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
Components:
Allowance for loan losses	$130,839	163,881	176,473	184,437	194,039
Allowance for unfunded credit commitments	630	613	643	737	809
Allowance for credit losses	$131,469	164,494	177,116	185,174	194,848
Allowance for loan losses as a percentage of total loans	0.99%	1.25	1.44	1.42	1.50
Allowance for loan losses as a percentage of annualized net charge-offs	371.37	571.24	422.96	418.21	370.17
Allowance for credit losses as a percentage of total loans	1.00	1.25	1.44	1.43	1.51
Allowance for credit losses as a percentage of total nonaccrual loans	46.03	53.40	56.61	57.61	57.87

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. Approximately 27% of our loan portfolio consisted of variable rate loans at September 30, 2015. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At September 30, 2015, approximately 73% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At September 30, 2015, 27% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At September 30, 2015, our liabilities were 6% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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
Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $1.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At September 30, 2015, there was $749.6 million outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
Our primary liquidity needs are to pay operating expenses, fund our lending commitments, acquire loans to replace existing loans that mature or repay, and pay dividends. Primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo, dividend distributions to shareholders through 2014, based on REIT taxable income, exceeded net cash provided by operating activities (generally interest income). The excess dividend distributions were funded by using cash provided by investing (generally principal payments received on our loans) and financing activities (generally draws on our Bank line of credit). As the remaining purchase accounting adjustments are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years, operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital. Funding commitments and the acquisition of loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and our line of credit with the Bank. We acquired $794.5 million and $2.5 billion of consumer loans from the Bank in the third quarter and first nine months of 2015, respectively. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
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

In August 2015, the FASB issued ASU 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date), which defers the effective date of ASU 2014-09 to first quarter 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in first quarter 2017. We are evaluating the impact the Update will have on our financial statements.

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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of September 30, 2015, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Internal Control Over Financial Reporting
We did not identify any changes in our internal control over financial reporting during third quarter 2015 that have materially affected, or are reasonably likely to materially affect, Wells Fargo Real Estate Investment Corporation’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest income	$171,567	174,020	506,412	521,748
Interest expense	377	277	644	1,037
Net interest income	171,190	173,743	505,768	520,711
Provision (reversal of provision) for credit losses	(23,023)	(3,548)	(23,914)	4,380
Net interest income after provision for credit losses	194,213	177,291	529,682	516,331
Noninterest income
Fees and other	1,678	189	2,274	541
Total noninterest income	1,678	189	2,274	541
Noninterest expense
Loan servicing costs	9,080	8,172	26,622	23,752
Management fees	2,871	821	8,328	2,280
Foreclosed assets	3,772	2,591	8,676	7,293
Other	258	464	808	618
Total noninterest expense	15,981	12,048	44,434	33,943
Net income	179,910	165,432	487,522	482,929
Comprehensive income	179,910	165,432	487,522	482,929
Dividends on preferred stock	4,397	15	13,191	43
Net income applicable to common stock	$175,513	165,417	474,331	482,886
Per common share information (1)
Earnings per common share	$13.61	12.82	36.77	37.43
Diluted earnings per common share	13.61	12.82	36.77	37.43
Dividends declared per common share	11.25	11.63	32.95	34.50
Average common shares outstanding	12,900	12,900	12,900	12,900
Diluted average common shares outstanding	12,900	12,900	12,900	12,900

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Sep 30, 2015	Dec 31, 2014
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans, net of unearned income	13,151,348	12,949,277
Allowance for loan losses	(130,839)	(184,437)
Net loans	13,020,509	12,764,840
Accounts receivable - affiliates, net	100,306	54,424
Other assets	38,244	40,141
Total assets	$13,159,059	12,859,405
Liabilities
Line of credit with Bank	$749,577	496,692
Other liabilities	3,634	6,196
Total liabilities	753,211	502,888
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 12,900,000 shares (1)	129	129
Additional paid-in capital (1)	12,550,822	12,550,822
Retained earnings (deficit)	(145,213)	(194,544)
Total stockholders’ equity	12,405,848	12,356,517
Total liabilities and stockholders’ equity	$13,159,059	12,859,405

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock (1)	Additional paid-in capital (1)	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2013	$—	129	12,284,931	(228,429)	12,056,631
Net income	—	—	—	482,929	482,929
Cash dividends
Series B preferred stock at $63.75 per share	—	—	—	(43)	(43)
Common stock at $34.50 per share (1)	—	—	—	(445,000)	(445,000)
Balance, September 30, 2014	$—	129	12,284,931	(190,543)	12,094,517
Balance, December 31, 2014	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	487,522	487,522
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,148)	(13,148)
Series B preferred stock at $63.75 per share	—	—	—	(43)	(43)
Common stock at $32.95 per share (1)	—	—	—	(425,000)	(425,000)
Balance, September 30, 2015	$110	129	12,550,822	(145,213)	12,405,848

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$487,522	482,929
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of adjustments on loans	(62,904)	(51,303)
Provision (reversal of provision) for credit losses	(23,914)	4,380
Other operating activities, net	(10,495)	(15,738)
Net cash provided by operating activities	390,209	420,268
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(2,495,142)	(1,765,376)
Proceeds from payments and sales	2,291,261	1,957,543
Net cash (used) provided by investing activities	(203,881)	192,167
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	1,348,643	1,414,507
Repayments of line of credit with Bank	(1,095,758)	(1,581,899)
Cash dividends paid	(439,213)	(445,043)
Net cash used by financing activities	(186,328)	(612,435)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$8,472	10,179

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

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to September 30, 2015. There were no subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. A significant portion of underlying loans are concentrated in California, New Jersey, Florida, Pennsylvania and New York. These markets include approximately 44% of our total loan balance at September 30, 2015.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $322.7 million and $347.1 million at September 30, 2015 and December 31, 2014, respectively, which were predominantly unamortized discounts and premiums.

(in thousands)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$42,993	58,559
Secured by real estate	2,643,268	3,121,106
Total commercial	2,686,261	3,179,665
Consumer:
Real estate 1-4 family first mortgage	8,993,388	8,023,294
Real estate 1-4 family junior lien mortgage	1,471,699	1,746,318
Total consumer	10,465,087	9,769,612
Total loans	$13,151,348	12,949,277

The following table summarizes the proceeds paid (including accrued interest receivable of $1.9 million and $5.9 million for the third quarter and first nine months of 2015, and $2.4 million and $5.0 million in the third quarter and first nine months of 2014, respectively) or received from the Bank for acquisitions and sales of loans, respectively.

	2015			2014
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Loan acquisitions	$—	794,475	794,475	—	886,404	886,404
Loan sales	—	(3,457)	(3,457)	—	(3,932)	(3,932)
Nine months ended September 30,
Loan acquisitions	$—	2,495,142	2,495,142	—	1,765,376	1,765,376
Loan sales	(550)	(9,441)	(9,991)	(493)	(18,866)	(19,359)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit decreased to $380.7 million at September 30, 2015 from $413.5 million at December 31, 2014.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses (ACL)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$164,494	212,535	185,174	244,269
Provision (reversal of provision) for credit losses	(23,023)	(3,548)	(23,914)	4,380
Interest income on certain impaired loans (1)	(1,121)	(927)	(3,470)	(2,886)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	(113)	(218)	(476)	(519)
Total commercial	(113)	(218)	(476)	(519)
Consumer:
Real estate 1-4 family first mortgage	(6,757)	(6,883)	(17,110)	(25,531)
Real estate 1-4 family junior lien mortgage	(6,684)	(10,394)	(22,329)	(38,496)
Total consumer	(13,441)	(17,277)	(39,439)	(64,027)
Total loan charge-offs	(13,554)	(17,495)	(39,915)	(64,546)
Loan recoveries:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	291	2	300	11
Total commercial	291	2	300	11
Consumer:
Real estate 1-4 family first mortgage	1,201	1,063	3,789	5,236
Real estate 1-4 family junior lien mortgage	3,181	3,218	9,505	8,384
Total consumer	4,382	4,281	13,294	13,620
Total loan recoveries	4,673	4,283	13,594	13,631
Net loan charge-offs	(8,881)	(13,212)	(26,321)	(50,915)
Balance, end of period	$131,469	194,848	131,469	194,848
Components:
Allowance for loan losses	$130,839	194,039	130,839	194,039
Allowance for unfunded credit commitments	630	809	630	809
Allowance for credit losses	$131,469	194,848	131,469	194,848
Net loan charge-offs (annualized) as a percentage of average total loans	0.27%	0.41	0.28	0.54
Allowance for loan losses as a percentage of total loans	0.99	1.50	0.99	1.50
Allowance for credit losses as a percentage of total loans	1.00	1.51	1.00	1.51

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2015			2014
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$18,806	145,688	164,494	25,230	187,305	212,535
Reversal of provision for credit losses	(291)	(22,732)	(23,023)	(2,071)	(1,477)	(3,548)
Interest income on certain impaired loans	—	(1,121)	(1,121)	—	(927)	(927)

Loan charge-offs	(113)	(13,441)	(13,554)	(218)	(17,277)	(17,495)
Loan recoveries	291	4,382	4,673	2	4,281	4,283
Net loan charge-offs	178	(9,059)	(8,881)	(216)	(12,996)	(13,212)
Balance, end of period	$18,693	112,776	131,469	22,943	171,905	194,848

Nine months ended September 30,
Balance, beginning of period	$19,476	165,698	185,174	26,145	218,124	244,269
Provision (reversal of provision) for credit losses	(607)	(23,307)	(23,914)	(2,694)	7,074	4,380
Interest income on certain impaired loans	—	(3,470)	(3,470)	—	(2,886)	(2,886)

Loan charge-offs	(476)	(39,439)	(39,915)	(519)	(64,027)	(64,546)
Loan recoveries	300	13,294	13,594	11	13,620	13,631
Net loan charge-offs	(176)	(26,145)	(26,321)	(508)	(50,407)	(50,915)
Balance, end of period	$18,693	112,776	131,469	22,943	171,905	194,848
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2015
Collectively evaluated (1)	$16,673	36,347	53,020	2,674,353	9,937,610	12,611,963
Individually evaluated (2)	2,020	76,429	78,449	10,710	505,828	516,538
Purchased credit-impaired (PCI) (3)	—	—	—	1,198	21,649	22,847
Total	$18,693	112,776	131,469	2,686,261	10,465,087	13,151,348
December 31, 2014
Collectively evaluated (1)	$17,535	53,999	71,534	3,172,418	9,218,652	12,391,070
Individually evaluated (2)	1,941	111,699	113,640	5,127	523,264	528,391
PCI (3)	—	—	—	2,120	27,696	29,816
Total	$19,476	165,698	185,174	3,179,665	9,769,612	12,949,277

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than June 30, 2015.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
September 30, 2015
By risk category:
Pass	$42,971	2,615,709	2,658,680
Criticized	22	27,559	27,581
Total commercial loans	$42,993	2,643,268	2,686,261
December 31, 2014
By risk category:
Pass	$58,559	3,099,896	3,158,455
Criticized	—	21,210	21,210
Total commercial loans	$58,559	3,121,106	3,179,665

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
September 30, 2015
By delinquency status:
Current-29 days past due (DPD) and still accruing	$42,993	2,630,151	2,673,144
30-89 DPD and still accruing	—	2,978	2,978
90+ DPD and still accruing	—	975	975
Nonaccrual loans	—	9,164	9,164
Total commercial loans	$42,993	2,643,268	2,686,261
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$58,559	3,112,991	3,171,550
30-89 DPD and still accruing	—	3,901	3,901
90+ DPD and still accruing	—	—	—
Nonaccrual loans	—	4,214	4,214
Total commercial loans	$58,559	3,121,106	3,179,665

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2015
By delinquency status:
Current-29 DPD	$8,822,137	1,408,886	10,231,023
30-59 DPD	40,474	20,205	60,679
60-89 DPD	21,734	9,891	31,625
90-119 DPD	9,136	6,792	15,928
120-179 DPD	11,197	7,018	18,215
180+ DPD	98,691	21,777	120,468
Remaining PCI accounting adjustments	(9,981)	(2,870)	(12,851)
Total consumer loans	$8,993,388	1,471,699	10,465,087
December 31, 2014
By delinquency status:
Current-29 DPD	$7,819,624	1,670,204	9,489,828
30-59 DPD	43,991	22,639	66,630
60-89 DPD	24,190	13,360	37,550
90-119 DPD	12,856	8,049	20,905
120-179 DPD	19,552	10,351	29,903
180+ DPD	114,508	23,907	138,415
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2015
By updated FICO:
< 600	$283,746	150,637	434,383
600-639	217,671	116,716	334,387
640-679	446,070	186,734	632,804
680-719	889,733	255,004	1,144,737
720-759	1,456,316	285,123	1,741,439
760-799	3,784,151	307,905	4,092,056
800+	1,835,683	152,311	1,987,994
No FICO available	89,999	20,139	110,138
Remaining PCI accounting adjustments	(9,981)	(2,870)	(12,851)
Total consumer loans	$8,993,388	1,471,699	10,465,087
December 31, 2014
By updated FICO:
< 600	$352,071	207,535	559,606
600-639	261,911	122,907	384,818
640-679	462,643	200,737	663,380
680-719	974,778	295,492	1,270,270
720-759	1,425,335	354,841	1,780,176
760-799	2,970,256	361,942	3,332,198
800+	1,498,996	184,976	1,683,972
No FICO available	88,731	20,080	108,811
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
September 30, 2015
By LTV/CLTV:
0-60%	$4,473,472	420,274	4,893,746
60.01-80%	3,592,191	375,895	3,968,086
80.01-100%	729,697	381,005	1,110,702
100.01-120% (1)	116,861	196,402	313,263
> 120% (1)	60,216	98,741	158,957
No LTV/CLTV available	30,932	2,252	33,184
Remaining PCI accounting adjustments	(9,981)	(2,870)	(12,851)
Total consumer loans	$8,993,388	1,471,699	10,465,087
December 31, 2014
By LTV/CLTV:
0-60%	$4,007,543	470,244	4,477,787
60.01-80%	2,958,255	445,892	3,404,147
80.01-100%	801,111	453,564	1,254,675
100.01-120% (1)	164,249	249,423	413,672
> 120% (1)	64,619	127,355	191,974
No LTV/CLTV available	38,944	2,032	40,976
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	9,164	4,214
Total commercial	9,164	4,214
Consumer:
Real estate 1-4 family first mortgage	206,821	236,859
Real estate 1-4 family junior lien mortgage	69,656	80,375
Total consumer	276,477	317,234
Total nonaccrual loans (excluding PCI)	$285,641	321,448

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.6 million at September 30, 2015, and $4.9 million at December 31, 2014, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sep 30, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	—
Total commercial	—	—
Consumer:
Real estate 1-4 family first mortgage	6,139	6,020
Real estate 1-4 family junior lien mortgage	3,119	4,240
Total consumer	9,258	10,260
Total past due (excluding PCI)	$9,258	10,260

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $14.3 million at September 30, 2015, and $15.1 million at December 31, 2014.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	12,088	10,710	10,710	2,020
Total commercial	12,088	10,710	10,710	2,020
Consumer:
Real estate 1-4 family first mortgage	466,655	386,513	259,252	46,179
Real estate 1-4 family junior lien mortgage	133,157	119,315	98,645	30,250
Total consumer	599,812	505,828	357,897	76,429
Total impaired loans (excluding PCI)	$611,900	516,538	368,607	78,449
December 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	7,391	5,127	5,127	1,941
Total commercial	7,391	5,127	5,127	1,941
Consumer:
Real estate 1-4 family first mortgage	483,084	397,858	283,549	68,589
Real estate 1-4 family junior lien mortgage	157,182	125,406	106,777	43,110
Total consumer	640,266	523,264	390,326	111,699
Total impaired loans (excluding PCI)	$647,657	528,391	395,453	113,640

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—	—	—	—	—
Secured by real estate	11,351	821	5,895	25	8,170	898	6,897	207
Total commercial	11,351	821	5,895	25	8,170	898	6,897	207
Consumer:
Real estate 1-4 family first mortgage	388,609	5,681	403,069	5,037	392,712	17,183	402,439	15,943
Real estate 1-4 family junior lien mortgage	119,882	2,370	127,731	2,517	121,797	7,146	129,017	7,264
Total consumer	508,491	8,051	530,800	7,554	514,509	24,329	531,456	23,207
Total impaired loans	$519,842	8,872	536,695	7,579	522,679	25,227	538,353	23,414
Interest income:
Cash basis of accounting		$3,381		2,270		8,580		7,958
Other (1)		5,491		5,309		16,647		15,456
Total interest income		$8,872		7,579		25,227		23,414

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

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

At September 30, 2015, the loans in trial modification period were $4.9 million under HAMP, $879 thousand under 2MP and $8.5 million under proprietary programs, compared with $7.7 million, $1.3 million and $6.1 million at December 31, 2014, respectively. Trial modifications with a recorded investment of $5.7 million at September 30, 2015, and $6.8 million at December 31, 2014, were accruing loans and $8.6 million and $8.3 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
For those loans that may be modified more than once, the following table reflects each modification that occurred during the period. Loans that both modify and resolve within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	3,588	5,887	4,657	14,132	485	3.68	8,825
Real estate 1-4 family junior lien mortgage	704	1,441	974	3,119	552	4.58	2,089
Trial modifications (6)	—	—	(350)	(350)	—	—	—
Total consumer	4,292	7,328	5,281	16,901	1,037	3.85	10,914
Total	$4,292	7,328	5,281	16,901	1,037	3.85%	$10,914
Quarter ended September 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	149	149	—	—	—
Total commercial	—	—	149	149	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2,793	3,934	6,576	13,303	490	3.29	6,544
Real estate 1-4 family junior lien mortgage	857	2,241	1,609	4,707	696	5.26	3,098
Trial modifications (6)	—	—	4,147	4,147	—	—	—
Total consumer	3,650	6,175	12,332	22,157	1,186	3.93	9,642
Total	$3,650	6,175	12,481	22,306	1,186	3.93%	$9,642

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	3,884	3,884	—	—	—
Total commercial	—	—	3,884	3,884	—	—	—
Consumer:
Real estate 1-4 family first mortgage	7,796	16,405	14,418	38,619	1,655	3.46	22,467
Real estate 1-4 family junior lien mortgage	1,401	3,716	3,816	8,933	1,484	4.98	4,747
Trial modifications (6)	—	—	1,634	1,634	—	—	—
Total consumer	9,197	20,121	19,868	49,186	3,139	3.73	27,214
Total	$9,197	20,121	23,752	53,070	3,139	3.73%	$27,214
Nine months ended September 30, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	531	531	—	—	—
Total commercial	—	—	531	531	—	—	—
Consumer:
Real estate 1-4 family first mortgage	15,789	14,786	22,043	52,618	3,438	3.20	29,400
Real estate 1-4 family junior lien mortgage	2,761	5,278	5,294	13,333	2,568	5.17	7,844
Trial modifications (6)	—	—	2,449	2,449	—	—	—
Total consumer	18,550	20,064	29,786	68,400	6,006	4.88	37,244
Total	$18,550	20,064	30,317	68,931	6,006	4.88%	$37,244

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs with multiple types of concessions are presented only once in the table in the first category type based on the order presented. The reported amounts include loans remodified of $5.2 million and $3.3 million for the quarters ended September 30, 2015 and 2014, and $13.2 million and $16.3 million for the nine months ended 2015 and 2014, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $1.1 million and $724 thousand for the quarters ended September 30, 2015 and 2014, and $2.3 million and $4.0 million for the nine months ended 2015 and 2014 respectively.

(5)
Reflects the effect of reduced interest rates on loans with an interest rate concession as one of their concession types, which includes loans reported as a principal primary modification type that also have an interest rate concession.

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

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	—	—	—	186
Total commercial	—	—	—	186
Consumer:
Real estate 1-4 family first mortgage	1,797	470	4,264	2,126
Real estate 1-4 family junior lien mortgage	383	174	814	1,665
Total consumer	2,180	644	5,078	3,791
Total	$2,180	644	5,078	3,977

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of September 30, 2015 and December 31, 2014, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2014 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2015
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	13,020,509	—	—	13,895,139	13,895,139

Financial liabilities
Line of credit with Bank (1)	749,577	—	—	749,577	749,577
December 31, 2014
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,764,840	—	—	13,721,645	13,721,645

Financial liabilities
Line of credit with Bank (1)	496,692	—	—	496,692	496,692

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			September 30, 2015 and December 31, 2014
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock (1)		100,000,000	12,900,000	0.01	129,000
Total		111,001,000	23,900,667		$239,007

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

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Income statement data
Interest income:
Accretion and amortization of adjustments on loans	$20,926	14,679	62,904	45,445
Interest on deposits	—	—	304	42
Total interest income	20,926	14,679	63,208	45,487
Pledge fees	1,538	—	1,856	—
Interest expense	377	277	644	1,037
Loan servicing costs	9,074	8,160	26,598	23,717
Management fees	2,871	821	8,328	2,280

(in thousands)	Sep 30, 2015	Dec 31, 2014
Balance sheet related data
Loan acquisitions (year-to-date) (1)	$2,495,142	2,566,372
Loan sales (year-to-date)	(9,991)	(23,496)
Pledged loans (carrying value) (2)	5,802,073	—
Foreclosed asset sales (year-to-date)	(9,374)	(14,971)
Line of credit with Bank	749,577	496,692
Accounts receivable - affiliates, net	100,306	54,424

(1)	Includes accrued interest, see Note 2 (Loans and Allowance for Credit Losses) for additional details.

(2)	The fair value of pledged loans was approximately $6.2 billion at September 30, 2015.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. At September 30, 2015, the fee was equal to an annual rate of 11 basis points (0.11%) as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.
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
Date: November 5, 2015

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