Form 10-K
period 2015-12-31
Wells Fargo Real Estate Investment Corp.
filed 2016-03-03
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)
For the Fiscal year ended December 31, 2015
Commission file number 1-36768
Wells Fargo Real Estate Investment Corporation
(Exact name of registrant as specified in its charter)

Delaware	56-1986428
(State of incorporation)	(I.R.S. Employer Identification No.)
90 South 7th Street
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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of December 31, 2015, none of Wells Fargo Real Estate Investment Corporation’s voting or nonvoting common equity was held by non-affiliates).
As of February 29, 2016, there were 12,900,000 shares of the registrant’s common stock outstanding.

FORM 10-K
CROSS-REFERENCE INDEX

This Annual Report on Form 10-K for the year ended December 31, 2015 (this Report), including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forward-looking statements due to several factors. Some of these factors are described in Part II, Item 7 in the Financial Review and in Part II, Item 8 in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in Part II, Item 7 of this Report.

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

Our organizational structure as of December 31, 2015 was:

Wells Fargo & Company (100% of the common stock of Wells Fargo Bank, National Association, directly and indirectly)

Wells Fargo Bank, National Association (100% of the common stock of Wachovia Preferred Funding Corp., directly and indirectly)

$275,000,000 Aggregate Liquidation Preference Series A Preferred Stock (100% Public Investors)	Wachovia Preferred Funding Corp. (100% of the common stock of Wells Fargo Real Estate Investment Corporation)
$667,000 Aggregate Liquidation Preference Series B Preferred Stock
(80.55% Wachovia Preferred Funding Corp.
18.44% Current or Former Wells Fargo Employees and Other Third-Party Investors
1.01% Wells Fargo & Company)

Wells Fargo Real Estate Investment Corporation

Our principal business is to acquire, hold and manage predominantly domestic mortgage assets and other authorized investments.
Although we have the authority to acquire interests in real estate loans and other authorized investments from unaffiliated third parties, as of December 31, 2015, substantially all of our interests in mortgages and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. The Bank originated the loans, purchased them from another financial institution or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time real estate loans or other assets from unaffiliated third parties. In addition, we may acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank.
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

Authorized Investments

As a REIT, the Internal Revenue Code of 1986, as amended (the Code), requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code also requires that not more than 25% (20% with respect to WFREIC's taxable years beginning after December 31, 2017) of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. We make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our independent directors, to determine that it is in our best interest and the best interest of our stockholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. For the tax year ended December 31, 2015, we expect to be taxed as a REIT.
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

Consumer Loans

Our consumer loan portfolio consists of real estate 1-4 family first mortgage loans and real estate 1-4 family junior lien mortgage loans. We refer to residential mortgage loans primarily made for personal, family or household use and evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on 1-4 family real estate property as “real estate 1-4 family first mortgage loans” and those creating a lien junior to a first lien on 1-4 family real estate property as “real estate 1-4 family junior lien mortgage loans” and collectively as “real estate 1-4 family mortgage loans” or “consumer loans.” Our portfolio of real estate 1-4 family mortgage loans consists of both adjustable and fixed rate mortgages.
Our portfolio of real estate 1-4 family first mortgage loans includes loans each secured by a first lien mortgage on the real estate. The properties underlying real estate 1-4 family first mortgage loans consist of single-family detached units, individual condominium units, 2-4 family dwelling units and townhouses. Substantially all of our portfolio of real estate 1-4 family first lien mortgage loans consists of loans that bear interest at fixed rates.
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
Our CSRE portfolio consists of both mortgage loans and construction loans and these loans are primarily secured by real estate. As of December 31, 2015, C&I loans were less than 1 percent of total loans. Substantially all of the loans in our C&I loan portfolio, as measured by the outstanding principal amount, were unsecured and the remainder were secured by short-term assets, such as accounts receivable, inventory and securities, or long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment. Unsecured loans are more likely than secured loans to result in a loss upon default.
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
Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency (the OCC) will have the authority to issue an order that restricts our ability to make dividend payments to our common and preferred stockholders. National banking laws and other banking regulations limit the total dividend payments made by a consolidated banking entity to be the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator. In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2015, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines. Finally, Wells Fargo and its subsidiaries, including WFREIC, are subject to broad prudential supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve), which may result in a limitation on or the elimination of our ability to pay dividends on our common and preferred stock, including, for example, in the event that the OCC had not otherwise restricted the payment of such dividends as described above and the Federal Reserve determines that such payment would constitute an unsafe and unsound practice.
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
We may from time to time acquire a limited amount of other authorized investments, including mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by real estate 1-4 family mortgage loans or commercial real estate properties located throughout the U.S. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. As of December 31, 2015, we did not hold any mortgage-backed securities.
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
In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. Any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors.

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

Executive Offices

Our principal executive offices are located at 90 South 7th Street, Minneapolis, Minnesota 55402 (telephone number (855) 825-1437).

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

The Company does not own any properties and our primary executive offices are used primarily by affiliates of Wells Fargo. Because we do not have any of our own employees who are not also employees of Wells Fargo or the Bank, we do not need office space for such employees. All officers of the Company are also officers of Wells Fargo and/or certain of its affiliates, including the Bank, and perform their services from office space owned or leased by Wells Fargo or the Bank, as applicable.
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

Dividends

For the year ended December 31, 2015, the Company declared and paid cash dividends of $44.34 per share on its common stock. In addition, the Company declared and paid cash dividends of $1.59 per share on its Series A preferred stock and $85.00 per share on its Series B preferred stock. For the year ended December 31, 2014, the Company declared and paid cash dividends of $46.74 per share on its common stock. In addition, the Company declared and paid cash dividends of $85.00 per share on its Series B preferred stock and declared a cash dividend of $0.09 per share on its Series A preferred stock which was paid with the first quarterly dividend in March 2015. Please see Part I, Item 1 “Business — Dividend Policy” in this Report for a description of our policies regarding dividends.

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

As reflected on the following table, selected financial data for years ended December 31, 2015, is derived from our audited financial statements. This data should be read in conjunction with the financial statements, related notes and other financial information presented elsewhere in this Report.

		Year ended December 31,
($ in thousands, except per share data)	2015	2014	2013 (1)	2012	2011
Income statement data
Net interest income	$674,674	695,028	297,425	203,422	240,385
Noninterest income (2)	4,905	653	225	491	728
Revenue	679,579	695,681	297,650	203,913	241,113
Provision (reversal of provision) for credit losses	(26,330)	6,665	18,235	45,376	35,615
Noninterest expense	59,931	51,052	21,985	15,445	16,119
Net income	645,978	637,964	257,430	143,092	189,379
Diluted earnings per common share (3)	48.71	49.37	19.95	11.09	14.68
Dividends declared per common share (3)	$44.34	46.74	24.81	14.42	18.06
			December 31,
		2015	2014	2013 (1)	2012
Balance sheet data
Loans, net of unearned income		$13,256,180	12,949,277	13,120,341	4,112,498
Allowance for loan losses		120,866	184,437	243,752	65,340
Total assets		13,244,868	12,859,405	12,966,194	4,114,993
Total liabilities		831,961	502,888	909,563	452,371
Total stockholders’ equity		$12,412,907	12,356,517	12,056,631	3,662,622

(1)	Includes $7.0 billion asset contribution from WPFC in November 2013.

(2)	Includes $4.4 million of pledge fees in 2015, see Note 6 (Transactions With Related Parties) in this Report for additional details.

(3)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Review

Summary Financial Data
($ in thousands, except per share data)	2015	2014	% Change
For the year
Net income	$645,978	637,964	1%
Net income applicable to common stock	628,390	636,885	(1)
Diluted earnings per common share (1)	48.71	49.37	(1)
Profitability ratios
Return on average assets	4.98%	5.03	(1)
Return on average stockholders’ equity	5.21	5.25	(1)
Average stockholders’ equity to assets	95.66	95.86	—
Common dividend payout ratio (2)	91.03	94.68	(4)
Dividend coverage ratio (3)	3,673	3,627	1
Total revenue	$679,579	695,681	(2)
Average loans	12,837,099	12,673,589	1
Average assets	12,970,054	12,672,392	2
Net interest margin	5.21%	5.47	(5)
Net loan charge-offs	$32,370	62,031	(48)
As a percentage of average total loans	0.25%	0.49	(49)
At year end
Loans, net of unearned income	$13,256,180	12,949,277	2
Allowance for loan losses	120,866	184,437	(34)
As a percentage of total loans	0.91%	1.42	(36)
Total assets	$13,244,868	12,859,405	3
Total stockholders’ equity	12,412,907	12,356,517	—
Total nonaccrual loans and foreclosed assets	269,951	323,995	(17)
As a percentage of total loans	2.04%	2.50	(18)
Loans 90 days or more past due and still accruing (4)	$13,079	10,260	27

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
We are a direct subsidiary of WPFC and an indirect subsidiary of the Bank and Wells Fargo. As of December 31, 2015, we had $13.2 billion in assets, consisting substantially of real estate loan participation interests (loans). Substantially all of our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

REIT Tax Status
For the tax year ended December 31, 2015, we complied with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT. We continue to monitor each of these complex tests.
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

Financial Performance
We earned net income of $646.0 million in 2015, or $48.71 diluted earnings per common share, compared with $638.0 million in 2014, or $49.37 diluted earnings per common share, and $257.4 million, or $19.95 diluted earnings per common share, in 2013. The 2015 increase in net income was primarily attributable to lower levels of provision for credit losses, partially offset by decreases in net interest income. The 2014 increase in net income was predominantly attributable to increased interest income resulting from a larger average interest-earning asset base due to the contribution of assets by WPFC in November 2013, as well as an increase in yield and a lower provision for credit losses.

Loans
Total loans were $13.3 billion at December 31, 2015, compared with $12.9 billion at December 31, 2014. Net loans represented 99% of assets at both December 31, 2015 and December 31, 2014.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, reflects the continued improvement of the housing market. Net charge-offs were $32.4 million in 2015 (0.25% of average loans) compared with $62.0 million in 2014 (0.49% of average loans) and $34.6 million (0.62% of average loans) in 2013. Nonaccrual loans were $268.0 million at December 31, 2015, compared with $321.4 million at December 31, 2014. Loans 90 days or more past due and still accruing were $13.1 million at December 31, 2015, compared with $10.3 million at December 31, 2014.
Our reversal of provision for credit losses reflected a release from the allowance for credit losses (the amount by which net charge-offs exceeded our provision for credit losses) of $58.7 million in 2015, which was $3.3 million more than what we released a year ago. The allowance release in 2015 reflected the continued strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. If oil prices remain low for a prolonged period of time, our loan exposure in communities where the employment base has a concentration in the oil and gas sector may experience some credit challenges, resulting in higher criticized assets, nonperforming loans, allowance levels and ultimately credit losses. See the “Risk Management — Credit Risk Management” section in this Report for more information.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. In 2015, we began pledging a portion of our loans to the Federal Home Loan Bank. At December 31, 2015, the total carrying amount of pledged loans was $5.8 billion. We earned $4.4 million in pledge fees in 2015. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Capital Distributions
Dividends declared on our Series A preferred stock totaled $17.5 million in 2015 compared with $1.0 million declared in 2014, which were paid in March 2015. Dividends declared on our Series B preferred stock totaled $57 thousand each year in 2015, 2014 and 2013. The outstanding shares of the Series B preferred stock are held by WPFC, Wells Fargo, current or former employees of Wells Fargo, and other third-party investors.
Dividends declared to holders of our common stock totaled $572.0 million, $603.0 million and $320.0 million in 2015, 2014 and 2013, respectively.

All common share and per share disclosures in this Report reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

Earnings Performance

Net Income
We earned net income of $646.0 million, $638.0 million and $257.4 million in 2015, 2014 and 2013, respectively. The 2015 increase in net income was predominantly attributable to lower levels of provision for credit losses, partially offset by decreases in net interest income. The 2014 increase in net income was predominantly attributable to increased interest income resulting from a larger average interest-earning asset base due to the contribution of assets by WPFC in November 2013, as well as an increase in yield and a lower provision for credit losses.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $674.7 million in 2015, compared with $695.0 million and $297.4 million in 2014 and 2013, respectively. The decrease in 2015 was primarily attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. The increase in 2014 was predominantly due to an increase in the average balance of interest-earning assets and yield due to the contribution of assets by WPFC in November 2013.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin and average yield on total interest-earning assets were 5.21% and 5.22%, respectively, in 2015 compared with 5.47% and 5.49%, respectively, in 2014 and 5.22% and 5.25%, respectively, in 2013. The decrease in net interest margin and average yield in 2015 was primarily due to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. The increase in net interest margin and average yield in 2014 was primarily due to higher yielding loans contributed by WPFC in November 2013 compared with the existing portfolio. Interest income included net discount accretion of $83.0 million in 2015 compared with $64.3 million in 2014 and $10.2 million in 2013. The increase in discount accretion in 2015 compared with 2014 was primarily driven by higher loan pay-downs and payoffs. The increase in 2014 compared with 2013 was primarily driven by net acquisition discounts included with the loan contribution. Loan pay-downs and payoffs represented 23.3% of average loan balances during 2015 compared with 21.2% and 34.9% during 2014 and 2013, respectively. We expect continued downward pressure on our average yield on total interest-earning assets as we reinvest proceeds from loan payments in the low interest rate environment. The Company has the ability to increase interest income over time by reinvesting loan payments in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however, interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.

The Company has a $1.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $1.2 million in 2015, compared with $1.4 million in 2014 and $1.2 million in 2013. Average borrowings were $318.2 million for 2015, compared with $367.5 million for 2014 and $318.2 million for 2013. The weighted average interest rate for 2015 was 0.39% compared with 0.38% in both 2014 and 2013. The increase in 2015 compared with 2014 and 2013 was due to an increase in the average federal funds rate.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of changes that influenced net interest income. The dollar amount of changes in interest income related to our interest-earning assets and liabilities for the years ended December 31, 2015 and 2014 are presented in Table 2.

Table 1: Interest Income

	Year ended December 31,
			2015			2014
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$2,939,903	70,403	2.39%	$2,723,579	67,760	2.49%
Real estate 1-4 family loans	9,897,196	605,198	6.11	9,950,010	628,608	6.32
Interest-bearing deposits in banks and other interest-earning assets	119,881	304	0.25	22,677	57	0.25
Total interest-earning assets	$12,956,980	675,905	5.22	$12,696,266	696,425	5.49
Funding sources
Line of credit with Bank	$318,150	1,231	0.39	$367,479	1,397	0.38
Total interest-bearing liabilities	$318,150	1,231	0.39	$367,479	1,397	0.38
Net interest margin and net interest income		$674,674	5.21%		$695,028	5.47%

	Year ended December 31,
			2013			2012
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$581,607	15,193	2.61%	$449,424	10,318	2.30%
Real estate 1-4 family loans	5,017,931	283,205	5.64	2,836,831	192,062	6.77
Interest-bearing deposits in banks and other interest-earning assets	93,697	237	0.25	486,161	1,069	0.22
Total interest-earning assets	$5,693,235	298,635	5.25	$3,772,416	203,449	5.39
Funding sources
Line of credit with Bank	$318,215	1,210	0.38	$6,853	26	0.38
Total interest-bearing liabilities	$318,215	1,210	0.38	$6,853	26	0.38
Net interest margin and net interest income on a tax-equivalent basis (1)		$297,425	5.22%		$203,423	5.39%

				Year ended December 31,
						2011
(in thousands)				Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans				$578,688	12,813	2.21%
Real estate 1-4 family loans				3,071,792	227,398	7.40
Interest-bearing deposits in banks and other interest-earning assets				348,154	176	0.05
Total interest-earning assets				$3,998,634	240,387	6.01
Funding sources
Line of credit with Bank				$—	—	—
Total interest-bearing liabilities				$—	—	—
Net interest margin and net interest income on a tax-equivalent basis (1)					$240,387	6.01%

(1)	Includes tax-equivalent adjustments (only applicable to 2012 and 2011).

Table 2: Analysis of Changes in Interest Income

	Year ended December 31,
	2015 over 2014			2014 over 2013
	Interest income/ expense variance	Variance attributable to		Interest income/ expense variance	Variance attributable to
(in thousands)		Rate	Volume		Rate	Volume
Commercial loans	$2,643	(2,638)	5,281	52,567	(2,055)	54,622
Real estate 1-4 family loans	(23,410)	(20,127)	(3,283)	345,403	50,427	294,976
Interest-bearing deposits in banks and other interest-earning assets	247	2	245	(180)	(1)	(179)
Total interest-earning assets	$(20,520)	(22,763)	2,243	397,790	48,371	349,419
Line of credit with Bank	$(166)	23	(189)	187	—	187
Total interest-bearing liabilities	$(166)	23	(189)	187	—	187

Provision for Credit Losses
The reversal of provision for credit losses was $26.3 million in 2015, compared with a provision for credit losses of $6.7 million in 2014 and $18.2 million in 2013. The lower level of provision in 2015 and 2014 reflected continued strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. Please refer to the “Balance Sheet Analysis” and “Risk Management-Credit Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Expense
Noninterest expense in 2015 was $59.9 million, compared with $51.1 million in 2014 and $22.0 million in 2013. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense. The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs were $35.7 million in 2015, compared with $37.3 million and $13.7 million in 2014, and 2013, respectively. The decrease in 2015 was the result of loans with a lower servicing fee charge representing a larger proportion of the portfolio compared with 2014. The increase in 2014 was the result of an increase in the average loan portfolio balance.

Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $11.2 million in 2015, compared with $3.1 million in 2014 and $2.0 million in 2013. The increase in management fees in 2015 and 2014 related to an increase in Wells Fargo's general overhead expenses, including technology and risk management expenses, as well as the proportion of such overhead expenses allocated to us.
Foreclosed assets expense was $11.8 million in 2015, $9.8 million in 2014, and $5.9 million in 2013. The increases in 2015 and 2014 were due to higher costs of maintaining our foreclosed assets. The increase in 2014 was also due to a higher volume of foreclosure activity due to the November 2013 asset contribution. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $13.2 billion at December 31, 2015, and $12.9 billion at December 31, 2014.
Loans
Loans, net of unearned income were $13.3 billion at December 31, 2015, and $12.9 billion at December 31, 2014. In 2015, we acquired $2.9 billion of consumer loans and $399.2 million of commercial loans from the Bank at their estimated fair value. In 2014, we acquired $1.8 billion of consumer loans and $801.0 million of commercial loans from the Bank at their estimated fair value. At December 31, 2015 and 2014, consumer loans represented 78% and 75% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $63.5 million to $120.9 million at December 31, 2015, from $184.4 million at December 31, 2014, due to the continued strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market.
At December 31, 2015, the allowance for loan losses included $103.9 million for consumer loans and $17.0 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $1.2 billion line of credit to finance loan acquisitions. At December 31, 2015 and 2014, we had $828.1 million and $496.7 million outstanding, respectively.

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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2015 are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years.
The following table summarizes differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income.

Table 3: Taxable income before dividends paid deduction

	December 31,
(in thousands)	2015	2014	2013
Net income	$645,978	637,964	257,430
Tax adjustments:
Purchase accounting	5,954	11,706	57,629
Allowance for credit losses	(63,636)	(59,695)	(20,306)
Other	(436)	(670)	1,292
REIT taxable income (1)	$587,860	589,305	296,045
Dividends declared	$589,588	604,079	320,057

(1)	2015 REIT taxable income is an estimate.

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the audit committee of the board of directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework.

Allowance for Credit Losses Approval Governance Committee
As a consolidated subsidiary of Wells Fargo, our loans are subject to the same analysis of appropriateness of allowance for credit losses (ACL) as applied to loans maintained in Wells Fargo's other subsidiaries, including the Bank. The Company’s Allowance for Credit Losses Approval Governance Committee (the Committee) reviews the process and supporting analytics for the allowance for loan losses and the allowance for unfunded credit commitments to help ensure the ACL is maintained at an appropriate level for the Company in conformity with GAAP and regulatory guidelines. The Committee meets its responsibilities principally through its review of the process and supporting analytics employed to establish the allowance. The Committee participates in scheduled meetings during which information is presented, as appropriate, on the following items relating to the ACL:

•	review of the current loss estimates, including the factors and methodologies employed in estimating such amounts;

•	recent reviews, audits, and exams of ACL adequacy, effectiveness, related internal controls and governance process; and

•	recent accounting, regulatory and industry developments affecting the allowance process.

Wells Fargo’s Risk Culture and Risk Framework
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk culture, which is designed to promote understanding of the enterprise risk profile, transparency of risks across the enterprise, effective transfer of information (including the escalation of important risk issues), and more informed decision-making. Wells Fargo’s risk culture also seeks to foster an environment that encourages and promotes robust communication and cooperation among three lines of defense - (1) Wells Fargo’s lines of business and certain other corporate functions, (2) Corporate Risk, Wells Fargo’s primary second-line of defense led by its Chief Risk Officer who is the Chief Executive Officer and a director of the Company, and (3) Wells Fargo Audit Services, Wells Fargo’s internal audit function which regularly reports to the Company’s Audit Committee. Wells Fargo’s risk culture is demonstrated by setting the appropriate tone at the top, fostering credible challenge within and among each of the lines of defense, and developing and maintaining sound incentive compensation risk management practices.
The Company is also subject to Wells Fargo’s enterprise risk framework. Key elements of the risk framework include:

•	Cultivating a strong risk culture, which emphasizes each team member’s accountability for appropriate risk management and Wells Fargo’s bias for conservatism.

•	Defining and communicating across Wells Fargo an enterprise-wide statement of risk appetite, which serves to guide business and risk leaders as they manage risk on a daily basis.

•	Maintaining a risk management governance structure, including escalation protocols and a management-level committee structure.

•
Designing risk frameworks, policies, standards, procedures, controls, processes, and practices that are effective and aligned, and facilitate the active and timely management of current and emerging risks across the enterprise.

•	Structuring an effective and independent Corporate Risk function.

•	Maintaining an independent internal audit function.

Wells Fargo has established several management-level governance committees to support its leaders in carrying out their risk management responsibilities. The risk governance committee structure is designed so that significant risk issues are considered and, if necessary, decided upon at the appropriate level of the enterprise and by the appropriate leaders. While these committees may not separately consider issues at the Company level, the assets of the Company are inherently subject to the oversight of these committees because its assets are consolidated on the Wells Fargo balance sheet.

The Enterprise Risk Management Committee, chaired by the Wells Fargo Chief Risk Officer, oversees the management of all risk types across the enterprise, and additionally provides primary oversight for reputation risk and strategic risk.

A number of management-level governance committees that are responsible for issues specific to an individual risk type report into the Enterprise Risk Management Committee. In addition, the management of specific risk types is supported by additional management-level governance committees. Among these committees are the following that are relevant to the Company:

•	Market Risk Committee

•	Operational Risk Management Committee

•	Corporate Asset and Liability Committee

•	Allowance for Credit Losses Approval Committee

Management of the Company are members of each of the listed committees.

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

Table 4: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Commercial:
Commercial and industrial	$46,712	58,559	0.8	1.1
Secured by real estate	2,871,021	3,121,106	3.1	3.3
Total commercial	2,917,733	3,179,665	3.0	3.3
Consumer:
Real estate 1-4 family first mortgage	8,950,429	8,023,294	23.0	21.9
Real estate 1-4 family junior lien mortgage	1,388,018	1,746,318	16.2	16.5
Total consumer	10,338,447	9,769,612	22.1	21.0
Total loans	$13,256,180	12,949,277	17.9	16.6

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

Table 5: Loan Portfolio by Geography

	December 31, 2015
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$917,257	617,506	16,794	1,551,557	12%
New Jersey	147,605	720,323	282,373	1,150,301	9
Florida	249,378	686,298	185,398	1,121,074	8
Pennsylvania	36,716	692,516	213,702	942,934	7
Virginia	78,824	639,124	142,225	860,173	6
All other states	1,487,953	5,594,662	547,526	7,630,141	58
Total loans	$2,917,733	8,950,429	1,388,018	13,256,180	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1 percent of total loans at December 31, 2015. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio primarily focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio are unsecured at December 31, 2015, with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

COMMERCIAL SECURED BY REAL ESTATE (CSRE) The CSRE portfolio consists of both mortgage loans and construction loans where loans are primarily secured by real estate. Table 6 summarizes CSRE loans by state and property type. To identify and manage newly emerging problem CSRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. We consider the creditworthiness of the customers and collateral valuations when selecting CSRE loans for acquisition. In future periods, we expect to consider acquisitions of CSRE loans in addition to other REIT qualifying assets such as real estate 1-4 family mortgage loans.

Table 6: CSRE Loans by State and Property Type

	December 31, 2015
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$917,257	32%
Florida	232,039	8
Illinois	160,311	6
North Carolina	154,937	5
Washington	136,931	5
All other states	1,269,546	44
Total loans	$2,871,021	100%
By property type:
Office buildings	$912,570	32%
Shopping centers	520,445	18
Warehouses	470,546	16
Retail establishments (restaurants, stores)	367,445	13
5+ multifamily residences	317,478	11
Manufacturing plants	77,731	3
Motels/hotels	48,329	2
Research and development	39,892	1
Real estate collateral pool - multifamily	28,649	1
Institutional	23,567	1
Other	64,369	2
Total loans	$2,871,021	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related combined loan-to-value (CLTV) ratio are presented in Table 7. CLTV means the ratio of the total loan balance of first and junior mortgages (including unused line amounts for credit line products) to property collateral value. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparable and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.
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
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in 2015, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven primarily by continued improvement in the housing market.

Table 7: Real Estate 1-4 Family Mortgage Loans CLTV by State

	December 31, 2015
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
New Jersey	$1,002,696	65%
Pennsylvania	906,218	63
Florida	871,696	60
New York	799,674	62
Virginia	781,349	63
All other states	5,976,814	60
Total loans	$10,338,447	62%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS
Net charge-offs as a percentage of average loans improved to 0.20% in 2015, compared with 0.32% in 2014. Nonaccrual loans were $201.5 million at December 31, 2015, compared with $236.9 million at December 31, 2014.

Table 8 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 8: Real Estate 1-4 Family First Mortgage Portfolio Performance (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate
	December 31,		December 31,		Year ended December 31,
(in thousands)	2015	2014	2015	2014	2015	2014
New York	$718,933	530,679	2.04%	3.47	0.12	0.42
New Jersey	717,270	617,616	5.84	6.56	0.28	0.56
Pennsylvania	690,624	733,120	4.42	5.31	0.63	0.76
Florida	680,362	822,718	2.68	3.02	0.42	0.46
Virginia	638,886	598,446	2.30	2.34	0.08	0.17
Other	5,487,240	4,698,699	1.32	1.83	0.12	0.20
Total first mortgages	$8,933,315	8,001,278	2.16%	2.78	0.20	0.32

(1)
Excludes PCI loans of $17,114 thousand at December 31, 2015 and $22,016 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs as a percentage of average loans improved to 1.04% in 2015 compared with 1.88% for the same period a year ago. Nonaccrual loans were $64.7 million at December 31, 2015, compared with $80.4 million at December 31, 2014.
Table 9 summarizes delinquency and loss rates by state for our junior lien portfolio, which reflected the largest portion of our credit losses.

Table 9: Real Estate 1-4 Family Junior Lien Portfolio Performance (1)

	Outstanding balance		% of loans two payments or more past due		Loss rate
		December 31,	December 31,		Year ended December 31,
(in thousands)	2015	2014	2015	2014	2015	2014
New Jersey	$281,657	343,934	5.38%	6.11	1.16	2.42
Pennsylvania	212,776	264,137	5.57	4.52	1.06	1.93
Florida	185,249	231,803	3.16	3.48	1.13	2.18
Virginia	141,687	176,795	4.29	3.91	1.01	1.71
Georgia	106,239	137,447	3.27	3.01	1.41	2.24
Other	457,178	586,521	4.71	4.69	0.86	1.41
Total junior lien mortgages	$1,384,786	1,740,637	4.62	4.57	1.05	1.88

(1)
Excludes PCI loans of $3,232 thousand at December 31, 2015 and $5,681 thousand at December 31, 2014 because their losses were generally reflected in PCI accounting adjustments at the date of acquisition.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 10 summarizes nonperforming assets (NPAs) for the last four years and Table 11 for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off ;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Note 1 (Summary of Significant Accounting Policies) to Financial Statements describes our accounting policy for nonaccrual and impaired loans.

Table 10: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	December 31,
(in thousands)	2015	2014	2013	2012
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	1,706	4,214	8,802	822
Total commercial	1,706	4,214	8,802	822
Consumer:
Real estate 1-4 family first mortgage	201,531	236,859	310,069	81,154
Real estate 1-4 family junior lien mortgage	64,718	80,375	104,423	25,541
Total consumer (1)	266,249	317,234	414,492	106,695
Total nonaccrual loans (2)(3)	267,955	321,448	423,294	107,517
Foreclosed assets (4)	1,996	2,547	5,142	1,820
Total nonperforming assets	$269,951	323,995	428,436	109,337
As a percentage of total loans	2.04%	2.50	3.27	2.66

(1)	December 31, 2012 includes the impact of the implementation of guidance issued by bank regulatory agencies in 2012.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(3)	Increase at December 31, 2013 includes nonaccrual loans contributed by WPFC of $304.3 million.

(4)	Increase at December 31, 2013 reflects $2.4 million of foreclosed assets contributed from WPFC.

Table 11: Nonperforming Assets by Quarter During 2015

(in thousands)	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	1,706	9,164	10,404	3,663
Total commercial	1,706	9,164	10,404	3,663
Consumer:
Real estate 1-4 family first mortgage	201,531	206,821	224,674	231,345
Real estate 1-4 family junior lien mortgage	64,718	69,656	72,975	77,873
Total consumer	266,249	276,477	297,649	309,218
Total nonaccrual loans	267,955	285,641	308,053	312,881
Foreclosed assets	1,996	1,156	2,632	1,670
Total nonperforming assets	$269,951	286,797	310,685	314,551
As a percentage of total loans	2.04%	2.18	2.37	2.56

Total NPAs were $270.0 million (2.04% of total loans) at December 31, 2015, and included $268.0 million of nonaccrual loans. Total NPAs were $324.0 million (2.50% of total loans) at December 31, 2014, and included $321.4 million of nonaccrual loans. The decrease in 2015 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.
Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off while on nonaccrual status, or sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Table 12 provides an analysis of the changes in nonaccrual loans.
If interest due on all nonaccrual loans (including loans that were, but are no longer on nonaccrual status at year end) had been accrued under the original terms, approximately $18.6 million of interest would have been recorded as income on these loans, compared with $14.7 million actually recorded as interest income in 2015. In 2014, $16.6 million of interest income was recorded on nonaccrual loans while $23.0 million would have been recorded under their original terms.

Table 12: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2015	2015	2015	2015	2015	2014
Commercial nonaccrual loans
Balance, beginning of period	$9,164	10,404	3,663	4,214	4,214	8,802
Inflows	954	141	8,807	278	10,180	734
Outflows	(8,412)	(1,381)	(2,066)	(829)	(12,688)	(5,322)
Balance, end of period	1,706	9,164	10,404	3,663	1,706	4,214
Consumer nonaccrual loans
Balance, beginning of period	276,477	297,649	309,218	317,234	317,234	414,492
Inflows	38,736	33,731	42,670	45,026	160,163	237,592
Outflows:
Returned to accruing	(21,503)	(24,834)	(24,635)	(26,180)	(97,152)	(161,900)
Foreclosures	(3,403)	(1,418)	(3,490)	(2,235)	(10,546)	(13,329)
Charge-offs	(8,340)	(11,245)	(9,197)	(11,034)	(39,816)	(58,388)
Payment, sales and other	(15,718)	(17,406)	(16,917)	(13,593)	(63,634)	(101,233)
Total outflows	(48,964)	(54,903)	(54,239)	(53,042)	(211,148)	(334,850)
Balance, end of period	266,249	276,477	297,649	309,218	266,249	317,234
Total nonaccrual loans	$267,955	285,641	308,053	312,881	267,955	321,448

TROUBLED DEBT RESTRUCTURINGS (TDRs) Recorded investment of loans modified in TDRs is provided in Table 13 and Table 14. The allowance for loan losses for TDRs was $74.5 million and $112.5 million at December 31, 2015 and December 31, 2014, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
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
Table 15 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 13: Trouble Debt Restructurings (TDRs)

	December 31,
(in thousands)	2015	2014	2013	2012
Commercial TDRs:
Commercial and industrial	$—	—	—	—
Real estate mortgage	2,534	2,841	2,777	—
Total commercial TDRs	2,534	2,841	2,777	—
Consumer TDRs:
Real estate 1-4 family first mortgage	371,605	386,511	390,309	81,794
Real estate 1-4 family junior lien mortgage	112,597	121,672	127,680	23,492
Trial modifications	15,663	15,081	19,953	4,788
Total consumer TDRs	499,865	523,264	537,942	110,074
Total TDRs (1)	$502,399	526,105	540,719	110,074
TDRs on nonaccrual status	$159,998	174,065	230,230	50,435
TDRs on accrual status	342,401	352,040	310,489	59,639
Total TDRs	$502,399	526,105	540,719	110,074

(1)	Increase at December 31, 2013 included $388.0 million TDRs contributed by WPFC.
Table 14: TDRs Balance by Quarter During 2015

(in thousands)	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial TDRs:
Commercial and industrial	$—	—	—	—
Real estate mortgage	2,534	3,870	4,073	4,742
Total commercial TDRs	2,534	3,870	4,073	4,742
Consumer TDRs:
Real estate 1-4 family first mortgage	371,605	377,080	380,573	384,413
Real estate 1-4 family junior lien mortgage	112,597	114,491	116,203	119,272
Trial modifications	15,663	14,257	15,488	14,153
Total consumer TDRs	499,865	505,828	512,264	517,838
Total TDRs	$502,399	509,698	516,337	522,580
TDRs on nonaccrual status	$159,998	162,115	165,248	168,202
TDRs on accrual status	342,401	347,583	351,089	354,378
Total TDRs	$502,399	509,698	516,337	522,580

Table 15: Analysis of Changes in TDRs

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2015	2015	2015	2015	2015	2014
Commercial TDRs:
Balance, beginning of period	$3,870	4,073	4,742	2,841	2,841	2,777
Inflows (1)	—	—	—	2,262	2,262	671
Outflows (2)	(1,336)	(203)	(669)	(361)	(2,569)	(607)
Balance, end of period	2,534	3,870	4,073	4,742	2,534	2,841
Consumer TDRs:
Balance, beginning of period	505,828	512,264	517,838	523,264	523,264	537,942
Inflows (1)	9,989	12,631	12,920	12,807	48,347	70,189
Outflows:
Charge-offs	(3,003)	(2,910)	(2,864)	(3,472)	(12,249)	(19,368)
Foreclosures	(1,284)	(811)	(1,833)	(1,402)	(5,330)	(4,114)
Payments, sales and other (2)	(13,072)	(14,115)	(15,132)	(12,431)	(54,750)	(56,513)
Net change in trial modifications (3)	1,407	(1,231)	1,335	(928)	583	(4,872)
Balance, end of period	499,865	505,828	512,264	517,838	499,865	523,264
Total TDRs	$502,399	509,698	516,337	522,580	502,399	526,105

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in 2015 and 2014 as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Table 16 reflects non-PCI loans 90 days or more past due and still accruing.

Table 16: Loans 90 Days or More Past Due and Still Accruing (1)

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	2,252	—	—	—	1,455
Total commercial	2,252	—	—	—	1,455
Consumer:
Real estate 1-4 family first mortgage	8,365	6,020	13,120	3,252	5,235
Real estate 1-4 family junior lien mortgage	2,462	4,240	5,062	1,141	1,880
Total consumer	10,827	10,260	18,182	4,393	7,115
Total (2)	$13,079	10,260	18,182	4,393	8,570

(1)
PCI loans of $4.4 million, $4.9 million, $7.0 million, $1.2 million and $1.5 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Increase at December 31, 2013, balance included $11.9 million of loans 90 days or more past due and still accruing contributed from WPFC.

NET CHARGE-OFFS Table 17 presents net charge-offs for the year and quarters of 2015 and 2014. Net charge-offs in 2015 were $32.4 million (0.25% of average total loans outstanding) compared with $62.0 million (0.49% of average total loans outstanding) in 2014.

Table 17: Net Charge-offs

	Year ended		Quarter ended
	December 31,		December 31,		September 30,		June 30,		March 31,
($ in thousands)	Net loan charge- offs	% of avg. loans	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
2015
Total commercial	$(291)	(0.01)%	$(467)	(0.07)%	$(178)	(0.03)%	$63	0.01%	$291	0.04%
Consumer:
Real estate 1-4 family first mortgage	16,351	0.20	3,030	0.14	5,556	0.25	3,474	0.18	4,291	0.22
Real estate 1-4 family junior lien mortgage	16,310	1.04	3,486	0.97	3,503	0.92	3,615	0.90	5,706	1.36
Total consumer	32,661	0.33	6,516	0.25	9,059	0.35	7,089	0.30	9,997	0.43
Total	$32,370	0.25%	$6,049	0.18%	$8,881	0.27%	$7,152	0.23%	$10,288	0.33%

2014
Total commercial	$239	0.01%	$(269)	(0.04)%	$216	0.03%	$301	0.04%	$(9)	—%
Consumer:
Real estate 1-4 family first mortgage	25,453	0.32	5,158	0.25	5,820	0.28	4,227	0.22	10,248	0.53
Real estate 1-4 family junior lien mortgage	36,339	1.88	6,227	1.39	7,176	1.51	9,831	1.99	13,105	2.53
Total consumer	61,792	0.62	11,385	0.45	12,996	0.51	14,058	0.58	23,353	0.95
Total	$62,031	0.49%	$11,116	0.35%	$13,212	0.41%	$14,359	0.46%	$23,344	0.74%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at December 31, 2015.
The allowance for loan losses decreased $63.5 million to $120.9 million at December 31, 2015, from $184.4 million at December 31, 2014. The 2015 reversal of provision for credit losses was $26.3 million compared with a provision for credit losses of $6.7 million a year ago. The lower allowance for loan losses and level of provision in 2015 reflected continued strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market.
We believe the allowance for credit losses at December 31, 2015 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels may increase or decrease based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Table 18 presents an analysis of the allowance for credit losses for the last five years.

Table 18: Allocation of the Allowance for Credit Losses (ACL)

	Dec 31, 2015		Dec 31, 2014
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$669	—%	$789	—%
Secured by real estate	17,007	22	18,688	25
Total commercial	17,676	22	19,477	25
Consumer:
Real estate 1-4 family first mortgage	56,689	68	96,723	62
Real estate 1-4 family junior lien mortgage	47,173	10	68,974	13
Total consumer	103,862	78	165,697	75
Total	$121,538	100%	$185,174	100%

(in thousands)	2015	2014	2013	2012	2011
Components:
Allowance for loan losses	$120,866	184,437	243,752	65,340	68,394
Allowance for unfunded credit commitments	672	737	517	119	141
Allowance for credit losses (1)	$121,538	185,174	244,269	65,459	68,535
Allowance for loan losses as a percentage of total loans	0.91%	1.42	1.86	1.59	2.12
Allowance for loan losses as a percentage of net charge-offs (2)	373.38	297.33	703.96	139.43	148.62
Allowance for credit losses as a percentage of total loans	0.92	1.43	1.86	1.59	2.12
Allowance for credit losses as a percentage of total nonaccrual loans	45.36	57.61	57.71	60.88	90.18

(1)	December 31, 2013 included $197.1 million related to the loan contribution from WPFC.

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
At December 31, 2015, approximately 71% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At December 31, 2015, 29% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At December 31, 2015, our liabilities were 6% of our assets. Stockholders’ equity was 94% of our assets at December 31, 2015. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.
Our rate-sensitive assets and liabilities at December 31, 2015 are presented in Table 19. At December 31, 2015, we held no assets that immediately reprice. The allowance for loan losses is not included in loans.

Table 19:Rate-sensitive Assets and Liabilities

		December 31, 2015
(In thousands)	Overnight	Within one year	One to three years	Three to five years	Over five years	Total
Rate-sensitive assets
Loans and loan participations
Fixed rate	$—	38,675	95,265	184,454	9,158,218	9,476,612
Variable rate	—	615,350	1,066,996	629,195	1,468,027	3,779,568
Total rate-sensitive assets	$—	654,025	1,162,261	813,649	10,626,245	13,256,180
Line of credit with Bank	$—	828,149	—	—	—	828,149
Total rate-sensitive liabilities	$—	828,149	—	—	—	828,149

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
Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $1.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At December 31, 2015, there was $828.1 million outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
Certain of our loans are pledged on behalf of the Bank. In the event the Bank defaults, we will lose those assets and thus the funding source. Refer to the “Business - Pledge of Loans on

Behalf of the Bank” section of this Report for additional information.
Our primary liquidity needs are to pay operating expenses, fund our lending commitments, acquire loans to replace existing loans that mature or repay, and pay dividends. Primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo, previous dividend distributions to shareholders, based on REIT taxable income, exceeded net cash provided by operating activities (generally interest income). The excess dividend distributions were funded by using cash provided by investing (generally principal payments received on our loans) and financing activities (generally draws on our Bank line of credit). As the remaining purchase accounting adjustments at the end of 2015 are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years, operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital. Funding commitments and the acquisition of loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and our line of credit with the

Bank. In 2015, we acquired $3.3 billion of loans from the Bank. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
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

As of December 31, 2015, our liabilities consisted of the line of credit with the Bank and other liabilities. The certificate of designation for the Series A preferred stock contains a covenant in which we agree not to incur indebtedness for borrowed money, including any guarantees of indebtedness (which does not include any pledges of our assets on behalf of the Bank or our other affiliates), without the consent of the holders of two-thirds of the Series A preferred stock, voting as a separate class, provided that, we may incur indebtedness in an aggregate amount not exceeding 20% of our stockholders’ equity.

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as particularly sensitive in terms of judgments and the extent to which estimates are used. Management and the Audit Committee of the board of directors have reviewed and approved this critical accounting policy.

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

SENSITIVITY TO CHANGES Table 20 demonstrates the impact of the sensitivity of our estimates on our allowance for credit losses.

Table 20: Allowance Sensitivity Summary

December 31, 2015
Estimated
increase / (decrease)
(in millions)	in allowance
Assumption
Favorable (1)	$(10.8)

Adverse (2)	42.2

(1)	Represents a one risk rating upgrade throughout our commercial portfolio segment and a more optimistic economic outlook for modeled losses on our consumer portfolio segment.

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

Current Accounting Developments

Table 21 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 21: Current Accounting Developments - Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	The Update amends the accounting, presentation, and disclosure of certain financial instruments, including financial instruments measured at amortized cost.
The Update is effective for us in first quarter 2018 and should be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the adoption period. Early adoption is prohibited for the amendments applicable to us. We are evaluating the impact of the Update on our financial statements.

ASU 2015-01 - Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	The Update removes the concept of extraordinary items from GAAP and eliminates the requirement for extraordinary items to be separately presented in the statement of income.	The Update is effective for us in first quarter 2016 with prospective or retrospective application. The Update will not have a material impact on our financial statements.
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

In August 2015, the FASB issued ASU 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date), which defers the effective date of ASU 2014-09 to first quarter 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in first quarter 2017. Predominantly all of our revenue is from net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the Update. We continue to evaluate the impact of the Update to our noninterest income and on our presentation and disclosures. We expect to adopt the Update in the first quarter 2018 with a cumulative effect adjustment to opening retained earnings.

Table 22 provides a proposed accounting pronouncement that could materially affect our financial statements when finalized by the FASB.

Table 22: Current Accounting Developments - Proposed Standards

Proposed Standard	Description	Expected Issuance
Financial Instruments - Credit Losses (Subtopic 825-15)
The proposed Update would change the accounting for credit losses on loans by requiring an expected credit loss model rather than the current incurred loss model to determine the allowance for credit losses. The expected credit loss model would estimate losses for the estimated life of the financial asset.
The FASB expects to issue a final standard in 2016.

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
In addition, the regulatory environment, natural disasters or other external factors can influence recognition of credit losses in the portfolio and our allowance for credit losses. These economic and other conditions may adversely affect not only consumer loan performance but also commercial loan performance, especially for borrowers that rely on the health of industries or properties that may experience deteriorating economic conditions. In particular, if oil prices remain low for a prolonged period of time, our loan exposure in communities where the employment base has a concentration in the oil and gas sector may experience some credit challenges, resulting in higher criticized assets, nonperforming loans, allowance levels and ultimately credit losses.

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

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations and ability to pay dividends. Our income consists primarily of interest payments on our loans. As of December 31, 2015, 71% of loans, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Fixed rate loans increase our interest rate risk because rates on these loans do not adjust with changes in interest rates and prepayment of these loans generally increases in low interest rate environments, which could have the effect of reducing our overall yield. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. For adjustable rate loans, as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and this increased payment increases the potential for default. At the same time, the fair value and therefore marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the fixed rate loans in our portfolio as the borrowers refinance their loans at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional loans with rates sufficient to support the payment of dividends. A declining interest rate environment could adversely affect our ability to pay full, or even partial, dividends on our common and preferred stock.

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

Adverse conditions in states in which we have a higher concentration of loans could negatively impact our operations. As of December 31, 2015, 42% of loans, as measured by the aggregate outstanding principal amount, were located in California, New Jersey, Florida, Pennsylvania and Virginia. In the event of adverse economic conditions in states in which we have a higher concentration of loans, including California, New Jersey, Florida, Pennsylvania and Virginia, we would likely experience higher rates of loss and delinquency on our loan portfolio than if the underlying loans were more geographically diversified. Additionally, our loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect states in which we have a higher concentration of loans. Adverse conditions may affect the ability of property owners or commercial borrowers in those states to make payments of principal and interest on the underlying loans, which could adversely affect our results of operations and cash flow.

Our commercial loans subject us to risks that are not present in our consumer loan portfolio, including the fact that some commercial loans are unsecured. As of December 31, 2015, 22% of our assets, as measured by aggregate outstanding principal amount, consisted of commercial loans, which includes CSRE loans and C&I loans. Commercial loans generally tend to have shorter maturities than real estate 1-4 family mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. Foreclosures of defaulted commercial loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of real estate 1-4 family mortgage loans. See “— We could incur losses as a result of environmental liabilities of properties underlying our assets through foreclosure action” in this Report. Additionally, there is no requirement regarding the percentage that must be leased of any property securing a commercial loan at the time we acquire the loan nor are commercial loans required to have third-party guarantees.
As of December 31, 2015, less than 5%, as measured by aggregate outstanding principal amount, of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon a default.

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

We may not be able to acquire loans at the same volumes or with the same yields as we have historically acquired. As of December 31, 2015, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business — General Description of Mortgage Assets and Other Authorized Investments; Investment Policy — Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Asset Contributions” in this Report. The Bank originates and underwrites, or purchases and re-underwrites, loans. Our ability to acquire interests in loans in the future will depend on the Bank’s ability to continue to originate or purchase such loans. Originating and purchasing real estate loans is highly competitive and subject to extensive regulation. As a result, the Bank may not be able to originate or purchase loans at the same volumes or with the same yields as it has historically originated or purchased. This may interfere with our ability to maintain the requisite level of real estate assets to maintain our qualification as a REIT. In addition, although we have policies relating to the minimum credit quality (as measured by FICO score and LTV/CLTV) of loans that we may acquire, the relative quality of our portfolio could decline substantially in the future even though we continue to meet our existing thresholds (which are, in any event, subject to change). If volumes of loans purchased decline or the yields on these loans decline from existing levels, it could negatively affect our financial condition or results of operations.

Holding mortgage loans as participation interests instead of holding whole loans poses certain additional risks to us. As of December 31, 2015, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business — General Description of Mortgage Assets and Other Authorized Investments; Investment Policy — Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Asset Contributions” in this Report. The substantial majority of these loans were originated or purchased by the Bank, and the Bank remains the lender of record under the related mortgage notes and other mortgage documents. As the holder of participation interests in loans, substantially all of which are serviced by the Bank, we are dependent on the servicing and efforts of the Bank. We do not have a direct contractual relationship with borrowers under the loan participation and servicing and assignment agreements. However, in accordance with the terms of the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan and certain other rights. In addition, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank.
Furthermore, if the Bank became subject to a receivership proceeding or failed to repay a deposit made by a borrower on a mortgage loan in which we have a participation interest, such borrower may be entitled to set off their obligation to pay principal or interest on such mortgage loan against the Bank’s obligation to repay the deposit of the borrower.

We may invest in assets that involve new risks and need not maintain our current asset coverage. Although our loan portfolio consists of consumer and commercial loans, to the extent we acquire additional assets in the future, we are not required to limit our investments to assets of the type that constitute our loan portfolio as of December 31, 2015. See “Business — General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report. Other real estate assets may involve different risks not described in this prospectus. Nevertheless, we will not invest in assets that are not real estate assets (which includes consumer loans, CSRE loans, mortgage-backed securities that are eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets) if such investments would cause us to no longer qualify as a REIT for U.S. federal income tax purposes. Moreover, while our policies will call for maintaining specified levels of FFO coverage as to expected dividend distributions and for maintaining specified levels of unpledged, performing assets, we are not required to maintain current levels of asset coverage.

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
In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2015, the Bank was

“well-capitalized” under applicable regulatory capital adequacy guidelines.
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
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. For example, in Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15), FASB has proposed replacing the current “incurred loss” model for the allowance for credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. If adopted, CECL could materially affect how we determine our allowance and report our financial results and condition.
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

We may pledge up to 80% of our assets as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through Federal Home Loan Banks and Federal Reserve Banks, which subjects us to the Bank’s default risk. The Bank accesses secured borrowing facilities through Federal Home Loan Banks and through the discount window of Federal Reserve Banks. The Bank is a member of the Federal Home Loan Bank of Des Moines and the Federal Reserve Bank of San Francisco, and as a subsidiary of the Bank, we may pledge assets, including our loans, on behalf of the Bank for the Bank’s access to these secured borrowing facilities. The Bank uses funds borrowed from the Federal Home Loan Bank of Des Moines to finance housing and economic development in local communities and funds borrowed from the discount window of the Federal Reserve Bank of San Francisco for short term, generally overnight, funding. We may pledge up to 80% of our assets on behalf of the Bank; provided that, after giving effect to any and all such pledges of assets, the unpaid principal balance of our total unpledged, performing assets will equal or exceed three times the sum of the aggregate liquidation preference of our Series A and Series B preferred stock then outstanding plus any other parity stock then outstanding. Those unpledged assets, however, may be of a lower credit quality than the remainder of our loan portfolio, even if they are classified as performing assets. In exchange for the pledge of our assets, the Bank pays us a fee. Such fee is an amount we believe represents an arrangement that is not inconsistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. Although we currently believe that this arrangement is not inconsistent with market terms, we cannot assure that this is and/or will be the case in the future to the extent such fees are renegotiated. Any material amendment to the terms of agreements related to the pledge of our assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors. Moreover, this fee may not adequately compensate us for the risks associated with the pledge of our loan assets. A Federal Home Loan Bank has priority over other creditors with respect to assets pledged to it. In the event the Bank defaults on a Federal Home Loan Bank advance, the Federal Home Loan Bank will own the pledged assets, and we will lose these assets. In the event the Bank defaults on a discount window advance, the Federal Reserve Bank may take possession of the pledged assets, and we may lose the assets. Although the Bank is obligated to reimburse us for these losses, it is likely that the Bank would be in receivership when such a default occurs. In that case, these losses would be borne by us, which could affect our financial condition, results of operations and cash flows.
In addition, if the Bank loses access to Federal Home Loan Bank funding, the Bank may be required to find other sources of funding and may be unable to originate new loans. This may limit our ability to acquire additional loans from the Bank.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of December 31, 2015, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Internal Control Over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during any quarter in 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management's report on internal control over financial reporting is set forth below and should be read with these limitations in mind.

Management's Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective.
KPMG LLP, an independent, registered public accounting firm, has audited the Company's balance sheet as of December 31, 2015 and 2014, and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015, as stated in their report, which is included herein. Pursuant to an exemption for certain registrants under the Dodd-Frank Act, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.
Information in response to this item can be found in Part II, Item 7 “Risk Management” in this Report, which information is incorporated by reference into this item.

Item 8.	Financial Statements And Supplementary Data.
The following financial statements and schedules of Wells Fargo Real Estate Investment Corporation at December 31, 2015, are included after Part IV, Item 15 of this Report.
Report of Independent Registered Public Accounting Firm
Statement of Income
Balance Sheet
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
Schedule IV - Mortgage Loans on Real Estate
Quarterly Financial Data
Condensed Statement of Income—Quarterly (Unaudited)

	2015 Quarter ended				2014 Quarter ended
(in thousands, except per share amounts)	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Interest income	$169,493	171,567	168,854	165,991	174,677	174,020	171,163	176,565
Interest expense	587	377	31	236	360	277	157	603
Net interest income	168,906	171,190	168,823	165,755	174,317	173,743	171,006	175,962
Provision (reversal of provision) for credit losses	(2,416)	(23,023)	(4,201)	3,310	2,285	(3,548)	14,871	(6,943)
Net interest income after provision for credit losses	171,322	194,213	173,024	162,445	172,032	177,291	156,135	182,905
Noninterest income
Other	2,631	1,678	451	145	112	189	203	149
Total noninterest income	2,631	1,678	451	145	112	189	203	149
Noninterest expense
Loan servicing costs	9,082	9,080	8,713	8,829	13,514	8,172	7,593	7,987
Management fees	2,867	2,871	2,749	2,708	840	821	750	709
Foreclosed assets	3,115	3,772	2,810	2,094	2,501	2,591	2,374	2,328
Other	433	258	303	247	254	464	100	54
Total noninterest expense	15,497	15,981	14,575	13,878	17,109	12,048	10,817	11,078
Net income	158,456	179,910	158,900	148,712	155,035	165,432	145,521	171,976
Dividends on preferred stock	4,397	4,397	4,397	4,397	1,036	15	14	14
Net income applicable to common stock	$154,059	175,513	154,503	144,315	153,999	165,417	145,507	171,962
Per common share information (1)
Earnings per common share	$11.94	13.61	11.98	11.18	11.94	12.82	11.28	13.33
Diluted earnings per common share	11.94	13.61	11.98	11.18	11.94	12.82	11.28	13.33
Dividends declared per common share	11.39	11.25	10.85	10.85	12.24	11.63	10.85	12.02
Average common shares outstanding	12,900	12,900	12,900	12,900	12,900	12,900	12,900	12,900
Diluted average common shares outstanding	12,900	12,900	12,900	12,900	12,900	12,900	12,900	12,900

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

George L. Ball (age 57) has been Chief Financial Officer and Executive Vice President of Parsons Corporation, Pasadena, California, an international engineering, construction, technical, and management services firm, since May 2008. Previously, he was Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008 and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. His experience in a variety of finance positions allows him to bring a broad understanding of financial matters to the board of directors, including expertise in accounting, internal controls, financial reporting, and risk management. Mr. Ball has served as a director of the Company since July 2014 and is a member of the Audit Committee. He is also a director of NCI Building Systems, Inc.

Gary K. Bettin (age 62) served as Managing Director of Crosh Consulting, LLC, Mooresville, North Carolina, a financial services consulting firm, from 2010 until he retired and the firm dissolved in 2015. He also served as Senior Vice President and Head of Mortgage Loan Servicing of American Security Mortgage Corporation, Charlotte, North Carolina, a mortgage banking company, from 2013 to August 2014 and as Chief Executive Officer of Quatrro Mortgage Solutions, Inc., Charlotte, North Carolina, a mortgage outsourcing business, from 2006 to 2010. Mr. Bettin retired from Bank of America, a financial services company, in 2006 after serving in a variety of senior executive roles in customer service and mortgage loan servicing. He brings more than 30 years of mortgage and consumer banking industry experience to the board of directors, having held senior executive roles in loan origination and fulfillment, customer service, servicing, technology and finance. Mr. Bettin has served as a director of the Company since July 2014 and is chair of the Audit Committee.

Michael J. Loughlin (age 60) has served as President and Chief Executive Officer of the Company since March 2014 and as a director since July 2014. He has been Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. Previously, he served as Executive Vice President and Chief Risk Officer from November 2010 to July 2011, and Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010. As Chief Risk Officer of Wells Fargo, Mr. Loughlin provides oversight for, among other things, Wells Fargo’s risk management activities, including credit risk, operational risk, and market risk. Mr. Loughlin brings significant financial institution, risk management, credit risk, mortgage lending, and real estate lending expertise to the board of directors.

John F. Luikart (age 66) has been president of Bethany Advisors LLC, San Francisco, California, a privately-owned consulting business, since February 2007. He has also served on the Board of Directors of the Federal Home Loan Bank of San Francisco, a cooperative wholesale bank since 2007 and was Chairman from 2012 through 2015. Mr. Luikart is also currently a trustee of four asbestos trusts, having begun his work in this area in 2004. Previously, he was Chairman of Wedbush Securities Inc., Los Angeles, California, an investment firm, from 2006 to 2010; President and Chief Operating Officer of Tucker Anthony Sutro, a brokerage and investment firm, from 2001 to 2002; and Chairman and Chief Executive Officer of Sutro & Co., a brokerage and investment firm, from 1996 to 2002. With his long career in the financial services industry, Mr. Luikart brings significant leadership and executive management experience to the board of directors, including extensive governance and strategic knowledge, as well as financial and investment expertise. Mr. Luikart has served as a director of the Company since July 2014 and is a member of the Audit Committee.

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

Executive Officers of WFREIC

Michael J. Loughlin (age 60) has been our President and Chief Executive Officer since March 2014 and a Director since
July 2014. Mr. Loughlin has served as Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. See
“— Directors of WFREIC” in this Report for Mr. Loughlin’s business experience.

John R. Shrewsberry (age 50) has been our Senior Executive Vice President and Chief Financial Officer since May 2014. Mr. Shrewsberry has served as Senior Executive Vice President and Chief Financial Officer of Wells Fargo since May 2014. From 2006 to May 2014, Mr. Shrewsberry was head of Wells Fargo Securities. Mr. Shrewsberry has over 20 years of experience in banking and investing.

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

To our knowledge, based solely on a review of copies of the reports that we received and written representations from the individuals required to file the reports, during the year ended December 31, 2015, all Section 16(a) reports applicable to directors and executive officers were filed on a timely basis.

Code of Ethics

We do not have a separate policy with respect to a code of ethics and business conduct for team members. However, Wells Fargo maintains a Code of Ethics and Business Conduct for team members (including executive officers, which include our executive officers). We have adopted a separate Director Code of Ethics that is fundamentally the same as the Wells Fargo Director Code of Ethics and addresses the standards of conduct related to confidential information, proprietary information, insider trading, and conflicts of interest. The Wells Fargo board of directors approved an updated Code of Ethics and Business Conduct applicable both to its directors and its team members (including our executive officers), effective April 1, 2016. The Wells Fargo codes of ethics are available at www.wellsfargo.com (select About Us>Corporate Governance). This information is also available in print to any stockholder upon written request to the Office of the Corporate Secretary, Wells Fargo & Company, MAC D1053-300, 301 S. College Street, Charlotte, North Carolina 28202.

Item 11.	Executive Compensation.

Board of Directors Report on Compensation Discussion and Analysis

We do not have a compensation committee of the board of directors because we do not currently compensate our officers. As such,the board of directors of the Company has reviewed and discussed the Compensation Discussion and Analysis (as set forth below) with management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in this Report.

The Board of Directors
Wells Fargo Real Estate Investment Corporation

George L. Ball
Gary K. Bettin
Michael J. Loughlin
John F. Luikart

Compensation Discussion and Analysis

None of our executive officers receives any compensation from us. We have no current plans to directly compensate our executiveofficers.

Executive Compensation

Currently, we do not directly pay or award any compensation in any form to our executive officers. In 2015, our executive officers,John Shrewsberry and Michael J. Loughlin, were employed and compensated by Wells Fargo in connection with their duties, including serving as officers of WFREIC. We have no current plans to directly compensate our executive officers.

Director Compensation

For services rendered as the Company’s directors, directors who are not employees of WFREIC or Wells Fargo were paid an annual cash retainer of $75,000. In addition, directors are reimbursed for travel and lodging costs to attend meetings of directors. The Company’s board has the authority to set reasonable and appropriate compensation for the directors who are not employees of WFREIC or Wells Fargo.

Director Compensation Table

The following table sets forth with respect to each person who served as a director of the Company in 2015: (i) their name (column (a)); (ii) the aggregate dollar amount of all fees earned or paid in cash for services as a director (column (b)); and (iii) the dollar value of total compensation for the covered fiscal year (column (c)).

2015 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total Compensation in 2015 ($)
(a)	(b)	(c)
George L. Ball	$75,000	75,000
Gary K. Bettin	75,000	75,000
Michael J. Loughlin	—	—
John F. Luikart	75,000	75,000

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. None of our executive officers or employees is currently compensated by us.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.
The following table sets forth the number of shares and percentage of ownership beneficially owned in our Series A preferred stock by our directors and executive officers as of February 29, 2016. None of the directors or executive officers own any shares of any other class of our equity securities.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class
George L. Ball	9,000	*
Gary K. Bettin	0	0
Michael J. Loughlin	0	0
John F. Luikart	0	0
John R. Shrewsberry	0	0
Directors and executive officers as a group	9,000	*
*Less than 1%.
The following table sets forth the number of shares and percentage of ownership beneficially owned by all persons known by us to own more than five percent of the shares of our common stock. Holders of our Series A and Series B preferred stock do not have voting rights (except in the limited circumstances) and therefore are not included in the table below.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percentage of Class

Wachovia Preferred Funding Corp. 90 South 7th Street Minneapolis, Minnesota 55402	12,900,000	100.00%
In addition to the foregoing, as of December 31, 2015, WPFC owned 80.55% of our Series B preferred stock. We do not have any equity compensation plans.

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
We acquire and sell loans from and to the Bank. The loan acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums. The net acquisition discount accretion is reported within interest income. We sell foreclosed assets back to the Bank from time to time at estimated fair value generally with no gain or loss recognized upon the transfer of such assets (as the assets are written down to the fair value of the underlying collateral before being sold). Gains or losses on sales of loans are included within noninterest income. In 2015, all of our loan acquisitions and sales were with the Bank. In 2015, we acquired $2.9 billion of consumer loans and $399.2 million of commercial loans from the Bank at their estimated fair value.
We may pledge our loan assets in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Bank of Des Moines or the discount window of the Federal Reserve Bank of San Francisco. In exchange for the pledge of our loan assets, the Bank pays us a fee. Such fee is an amount we believe represents an arrangement that is not inconsistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. At December 31, 2015, the fee was equal to an annual rate of 28 basis points (0.28%) as applied to the unpaid principal balance of pledged loans on a monthly basis. We earned $4.4 million in pledge fees in 2015. Although we currently believe that this arrangement is not inconsistent with market terms, we cannot provide assurance that this is and/or will be the case in the future to the extent such fees are renegotiated. Any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors.
The Bank currently administers our day-to-day activities and services substantially all of the loans in our portfolio under the terms of loan participation and servicing and assignment agreements. These agreements reflect what we believe to be terms consistent with those resulting from arm’s-length negotiations and obligate us to pay the Bank monthly service fees, depending on the loan type, based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. We paid the Bank total servicing fees of $35.7 million in 2015.
Additionally, we are subject to Wells Fargo’s management fee policy and thus reimburse the Bank on a monthly basis for general overhead expenses, and we are dependent on the Bank and others for servicing the loans in our portfolio. Management fees are calculated based on Wells Fargo’s total monthly allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $11.2 million in 2015.
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
We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $1.2 billion at a rate of interest equal to the average federal funds rate plus 12.5 basis points (0.125%). At December 31, 2015, we had $828.1 million outstanding on the revolving line of credit, and we paid $1.2 million to the Bank in interest on the revolving line of credit for the year ended December 31, 2015.
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

KPMG LLP were our auditors for the years ended December 31, 2015 and December 31, 2014.

Set forth below is information relating to the aggregate KPMG fees for professional services rendered to us for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees (1)	$512,000	710,250
Audit-Related (2)	—	77,500
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$512,000	787,750

(1)
Aggregate fees for professional services rendered for the audit of our annual financial statements and for services normally provided in connection with statutory or regulatory filings or engagements. 2015 and 2014 Audit fees included services rendered for our Form S-11 and Form S-3 registration statements.

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
The following financial statements of Wells Fargo Real Estate Investment Corporation at December 31, 2015, are included in this report.
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

We have audited the accompanying balance sheets of Wells Fargo Real Estate Investment Corporation (the Company) as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the financial statements, we also have audited financial statement schedule, Schedule IV - Mortgage Loans on Real Estate. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fargo Real Estate Investment Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP
Charlotte, North Carolina

March 3, 2016

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income
	Year ended December 31,
(in thousands, except shares and per share amounts)	2015	2014	2013
Interest income	$675,905	696,425	298,635
Interest expense	1,231	1,397	1,210
Net interest income	674,674	695,028	297,425
Provision (reversal of provision) for credit losses	(26,330)	6,665	18,235
Net interest income after provision for credit losses	701,004	688,363	279,190
Noninterest income
Fees and other	4,905	653	225
Total noninterest income	4,905	653	225
Noninterest expense
Loan servicing costs	35,704	37,266	13,734
Management fees	11,195	3,120	2,025
Foreclosed assets	11,791	9,794	5,924
Other	1,241	872	302
Total noninterest expense	59,931	51,052	21,985
Net income	645,978	637,964	257,430
Comprehensive income	645,978	637,964	257,430
Dividends on preferred stock	17,588	1,079	57
Net income applicable to common stock	$628,390	636,885	257,373
Per common share information (1)
Earnings per common share	$48.71	49.37	19.95
Diluted earnings per common share	48.71	49.37	19.95
Dividends declared per common share	44.34	46.74	24.81
Average common shares outstanding	12,900,000	12,900,000	12,900,000
Diluted average common shares outstanding	12,900,000	12,900,000	12,900,000

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
	December 31,
(in thousands, except shares)	2015	2014
Assets
Cash and cash equivalents	$—	—
Loans, net of unearned income	13,256,180	12,949,277
Allowance for loan losses	(120,866)	(184,437)
Net loans	13,135,314	12,764,840
Accounts receivable - affiliates, net	70,982	54,424
Other assets	38,572	40,141
Total assets	$13,244,868	12,859,405
Liabilities
Line of credit with Bank	$828,149	496,692
Other liabilities	3,812	6,196
Total liabilities	831,961	502,888
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 12,900,000 shares (1)	129	129
Additional paid-in capital (1)	12,550,822	12,550,822
Retained earnings (deficit)	(138,154)	(194,544)
Total stockholders’ equity	12,412,907	12,356,517
Total liabilities and stockholders’ equity	$13,244,868	12,859,405

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity
(in thousands, except per share data)	Preferred stock	Common stock (1)	Additional paid-in capital (1)	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2012	$—	129	3,828,295	(165,802)	3,662,622
Net income	—	—	—	257,430	257,430
Cash dividends
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $24.81 per share (1)	—	—	—	(320,000)	(320,000)
Wachovia Preferred Funding Corporation (WPFC) contributions (2)	$—	—	8,456,636	—	8,456,636
Balance, December 31, 2013	$—	129	12,284,931	(228,429)	12,056,631
Net income	—	—	—	637,964	637,964
Preferred stock issued	110	—	265,891	—	266,001
Cash dividends
Series A preferred stock at $0.09 per share	—	—	—	(1,022)	(1,022)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $46.74 per share (1)	—	—	—	(603,000)	(603,000)
Balance, December 31, 2014	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	645,978	645,978
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $44.34 per share (1)	—	—	—	(572,000)	(572,000)
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

(2) Includes $7.0 billion asset contribution and $1.5 billion cash contribution from WPFC.
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows
	Year ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$645,978	637,964	257,430
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of adjustments on loans	(82,988)	(71,317)	(11,375)
Provision (reversal of provision) for credit losses	(26,330)	6,665	18,235
Other operating activities, net	(6,000)	(8,404)	(8,109)
Net cash provided by operating activities	530,660	564,908	256,181
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(3,303,296)	(2,566,372)	(3,862,635)
Proceeds from payments and sales	3,031,789	2,743,178	1,986,527
Net cash (used) provided by investing activities	(271,507)	176,806	(1,876,108)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	1,724,934	1,912,396	2,351,355
Repayments of line of credit with Bank	(1,393,477)	(2,317,054)	(1,901,371)
WPFC contribution	—	—	1,490,000
Cash dividends paid	(590,610)	(603,057)	(320,057)
Preferred stock issued	—	266,001	—
Net cash (used) provided by financing activities	(259,153)	(741,714)	1,619,927
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$11,075	13,079	2,978
Assets contributed from WPFC, net of allowance for credit losses	—	—	6,966,636
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

Cash and Cash Equivalents
Cash and cash equivalents include cash and amounts due from banks and interest-bearing bank balances. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is considered to be a reasonable estimate of fair value.
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
Loans acquired in a transfer, including business combinations where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased credit-impaired (PCI) loans. Substantially all of our PCI loans were acquired in the December 31, 2008 acquisition of Wachovia Corporation by Wells Fargo. PCI loans are initially recorded at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses is not carried over. A nonaccretable difference is established for PCI loans to absorb losses expected on those loans at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. PCI loans were less than 1 percent of total loans at December 31, 2015 and 2014.

Nonaccrual and Past Due Loans
We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.

PCI loans were written down at acquisition to fair value
using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).
When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and suspend amortization of any net deferred fees. If the ultimate collectability of the recorded loan balance is in doubt for a nonaccrual loan, the cost recovery method is used and cash collected is applied to first reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, we return a loan to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and collectability of remaining principal and interest is no longer doubtful.
For modified loans, we re-underwrite at the time of a restructuring to determine if there is sufficient evidence of sustained repayment capacity based on the borrower’s financial strength, including documented income, debt to income ratios and other factors. If the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will generally remain in accruing status. When a loan classified as a troubled debt restructuring (TDR) performs in accordance with its modified terms, the loan either continues to accrue interest (for performing loans) or will return to accrual status after the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to the modification). Loans will be placed on nonaccrual status and a corresponding charge-off is recorded if we believe it is probable that principal and interest contractually due under the modified terms of the agreement will not be collectible.
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

Foreclosed Assets
Foreclosed assets obtained through our lending activities predominantly include real estate. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for credit losses at foreclosure. We allow up to 90 days after foreclosure to finalize determination of net realizable value. Thereafter, changes in net realizable value are recorded to foreclosed assets expense. The net realizable value of these assets is reviewed and updated periodically depending on the type of property.

Allowance for Credit Losses (ACL)
The ACL is management’s estimate of credit losses inherent in the loan portfolio, including unfunded credit commitments, at the balance sheet date. We have an established process to determine the appropriateness of the ACL that assesses the losses inherent in our portfolio and related unfunded credit commitments. While we attribute portions of the allowance to our respective commercial and consumer portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments.
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
In determining the appropriate allowance attributable to our residential mortgage portfolio, we take into consideration portfolios determined to be at elevated risk, such as junior lien mortgages behind delinquent first lien mortgages. We incorporate the default rates and high severity of loss for these higher risk portfolios, including the impact of our established loan modification programs. Accordingly, the loss content associated with the effects of loan modifications and higher risk portfolios has been captured in our allowance methodology.
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

•
Level 3 - Valuation is generated from techniques that use significant assumptions that are not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Income Taxes
We are taxed as a REIT under relevant sections of the Internal Revenue Code of 1986 (the Code). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing the majority of its taxable earnings to shareholders, and as long as certain asset, income and stock ownership tests are met. For the tax years ended December 31, 2015 and 2014, we complied with these provisions and are not subject to federal income tax.
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the financial statements at December 31, 2015 and 2014. We are not subject to federal income tax examinations for tax years prior to 2012 or, with few exceptions, state examinations prior to 2009.
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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2015 and 2014, are not significant.

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to December 31, 2015. There were no subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New Jersey, Florida, Pennsylvania and Virginia. These markets include approximately 42% of our total loan balance at December 31, 2015.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $301.3 million and $347.1 million at December 31, 2015 and December 31, 2014, respectively, which were predominantly all unamortized discounts and premiums.

	December 31,
(in thousands)	2015	2014	2013
Commercial:
Commercial and industrial	$46,712	58,559	80,053
Secured by real estate	2,871,021	3,121,106	2,859,662
Total commercial	2,917,733	3,179,665	2,939,715
Consumer:
Real estate 1-4 family first mortgage	8,950,429	8,023,294	8,029,146
Real estate 1-4 family junior lien mortgage	1,388,018	1,746,318	2,151,480
Total consumer	10,338,447	9,769,612	10,180,626
Total loans	$13,256,180	12,949,277	13,120,341

The following table summarizes the proceeds paid (including accrued interest receivable of $6.8 million and $5.6 million in 2015 and 2014, respectively) or received from the Bank for acquisitions and sales of loans, respectively.

	2015			2014
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Year ended December 31,
Loan acquisitions	$399,222	2,904,074	3,303,296	800,996	1,765,376	2,566,372
Loan sales	(550)	(11,201)	(11,751)	(493)	(23,003)	(23,496)

Commitments to Lend
See Note 3 (Commitments, Guarantees and Other Matters) for more information about our commitments to lend.

Pledged Loans
See Note 6 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Year ended December 31,
(in thousands)	2015	2014	2013	2012
Balance, beginning of year	$185,174	244,269	65,459	68,535
Provision (reversal of provision) for credit losses	(26,330)	6,665	18,235	45,376
Interest income on certain impaired loans (1)	(4,936)	(3,729)	(1,865)	(1,590)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	(532)	(531)	(55)	(1,719)
Total commercial	(532)	(531)	(55)	(1,719)
Consumer:
Real estate 1-4 family first mortgage	(21,345)	(32,162)	(17,644)	(19,417)
Real estate 1-4 family junior lien mortgage	(29,366)	(47,352)	(23,638)	(29,479)
Total consumer	(50,711)	(79,514)	(41,282)	(48,896)
Total loan charge-offs	(51,243)	(80,045)	(41,337)	(50,615)
Loan recoveries:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	823	292	246	1,464
Total commercial	823	292	246	1,464
Consumer:
Real estate 1-4 family first mortgage	4,994	6,709	2,334	523
Real estate 1-4 family junior lien mortgage	13,056	11,013	4,131	1,766
Total consumer	18,050	17,722	6,465	2,289
Total loan recoveries	18,873	18,014	6,711	3,753
Net loan charge-offs	(32,370)	(62,031)	(34,626)	(46,862)
Allowance related to loan contribution	—	—	197,066	—
Balance, end of year	$121,538	185,174	244,269	65,459
Components:
Allowance for loan losses	$120,866	184,437	243,752	65,340
Allowance for unfunded credit commitments	672	737	517	119
Allowance for credit losses	$121,538	185,174	244,269	65,459
Net loan charge-offs as a percentage of average total loans	0.25%	0.49	0.62	1.43
Allowance for loan losses as a percentage of total loans	0.91	1.42	1.86	1.59
Allowance for credit losses as a percentage of total loans	0.92	1.43	1.86	1.59

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Year ended December 31,
(in thousands)	Commercial	Consumer	Total
2015
Balance, beginning of year	$19,476	165,698	185,174
Reversal of provision for credit losses	(2,091)	(24,239)	(26,330)
Interest income on certain impaired loans	—	(4,936)	(4,936)

Loan charge-offs	(532)	(50,711)	(51,243)
Loan recoveries	823	18,050	18,873
Net loan charge-offs	291	(32,661)	(32,370)
Balance, end of year	$17,676	103,862	121,538
2014
Balance, beginning of year	$26,145	218,124	244,269
Provision (reversal of provision) for credit losses	(6,430)	13,095	6,665
Interest income on certain impaired loans	—	(3,729)	(3,729)

Loan charge-offs	(531)	(79,514)	(80,045)
Loan recoveries	292	17,722	18,014
Net loan charge-offs	(239)	(61,792)	(62,031)
Balance, end of year	$19,476	165,698	185,174
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
December 31, 2015
Collectively evaluated (1)	$16,893	30,187	47,080	2,913,168	9,818,236	12,731,404
Individually evaluated (2)	783	73,675	74,458	3,378	499,865	503,243
Purchased credit-impaired (PCI) (3)	—	—	—	1,187	20,346	21,533
Total	$17,676	103,862	121,538	2,917,733	10,338,447	13,256,180
December 31, 2014
Collectively evaluated (1)	$17,535	53,999	71,534	3,172,418	9,218,652	12,391,070
Individually evaluated (2)	1,941	111,699	113,640	5,127	523,264	528,391
PCI (3)	—	—	—	2,120	27,696	29,816
Total	$19,476	165,698	185,174	3,179,665	9,769,612	12,949,277

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV), which are obtained at least quarterly. Generally, these indicators are updated in the second month of each quarter, with updates no older than September 30, 2015.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
December 31, 2015
By risk category:
Pass	$46,712	2,848,613	2,895,325
Criticized	—	22,408	22,408
Total commercial loans	$46,712	2,871,021	2,917,733
December 31, 2014
By risk category:
Pass	$58,559	3,099,896	3,158,455
Criticized	—	21,210	21,210
Total commercial loans	$58,559	3,121,106	3,179,665

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
December 31, 2015
By delinquency status:
Current-29 days past due (DPD) and still accruing	$46,712	2,866,076	2,912,788
30-89 DPD and still accruing	—	12	12
90+ DPD and still accruing	—	3,227	3,227
Nonaccrual loans	—	1,706	1,706
Total commercial loans	$46,712	2,871,021	2,917,733
December 31, 2014
By delinquency status:
Current-29 DPD and still accruing	$58,559	3,112,991	3,171,550
30-89 DPD and still accruing	—	3,901	3,901
90+ DPD and still accruing	—	—	—
Nonaccrual loans	—	4,214	4,214
Total commercial loans	$58,559	3,121,106	3,179,665

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2015
By delinquency status:
Current-29 DPD	$8,776,254	1,328,855	10,105,109
30-59 DPD	42,987	19,275	62,262
60-89 DPD	24,004	9,049	33,053
90-119 DPD	14,201	5,100	19,301
120-179 DPD	14,976	6,804	21,780
180+ DPD	88,064	21,952	110,016
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447
December 31, 2014
By delinquency status:
Current-29 DPD	$7,819,624	1,670,204	9,489,828
30-59 DPD	43,991	22,639	66,630
60-89 DPD	24,190	13,360	37,550
90-119 DPD	12,856	8,049	20,905
120-179 DPD	19,552	10,351	29,903
180+ DPD	114,508	23,907	138,415
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

The following table provides a breakdown of our consumer portfolio by updated FICO. We obtain FICO scores at loan origination and the scores are updated at least quarterly. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2015
By updated FICO:
< 600	$262,799	141,809	404,608
600-639	214,494	108,603	323,097
640-679	431,433	181,071	612,504
680-719	860,106	239,838	1,099,944
720-759	1,433,933	270,970	1,704,903
760-799	3,696,156	282,387	3,978,543
800+	1,952,028	146,248	2,098,276
No FICO available	109,537	20,109	129,646
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447
December 31, 2014
By updated FICO:
< 600	$352,071	207,535	559,606
600-639	261,911	122,907	384,818
640-679	462,643	200,737	663,380
680-719	974,778	295,492	1,270,270
720-759	1,425,335	354,841	1,780,176
760-799	2,970,256	361,942	3,332,198
800+	1,498,996	184,976	1,683,972
No FICO available	88,731	20,080	108,811
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
December 31, 2015
By LTV/CLTV:
0-60%	$4,408,951	381,782	4,790,733
60.01-80%	3,628,951	355,758	3,984,709
80.01-100%	718,484	352,406	1,070,890
100.01-120% (1)	125,295	196,760	322,055
> 120% (1)	55,217	101,808	157,025
No LTV/CLTV available	23,588	2,521	26,109
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447
December 31, 2014
By LTV/CLTV:
0-60%	$4,007,543	470,244	4,477,787
60.01-80%	2,958,255	445,892	3,404,147
80.01-100%	801,111	453,564	1,254,675
100.01-120% (1)	164,249	249,423	413,672
> 120% (1)	64,619	127,355	191,974
No LTV/CLTV available	38,944	2,032	40,976
Remaining PCI accounting adjustments	(11,427)	(2,192)	(13,619)
Total consumer loans	$8,023,294	1,746,318	9,769,612

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	December 31,
(in thousands)	2015	2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	1,706	4,214
Total commercial	1,706	4,214
Consumer:
Real estate 1-4 family first mortgage	201,531	236,859
Real estate 1-4 family junior lien mortgage	64,718	80,375
Total consumer	266,249	317,234
Total nonaccrual loans (excluding PCI)	$267,955	321,448

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $4.4 million at December 31, 2015, and $4.9 million at December 31, 2014, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

	December 31,
(in thousands)	2015	2014
Commercial:
Commercial and industrial	$—	—
Secured by real estate	2,252	—
Total commercial	2,252	—
Consumer:
Real estate 1-4 family first mortgage	8,365	6,020
Real estate 1-4 family junior lien mortgage	2,462	4,240
Total consumer	10,827	10,260
Total past due (excluding PCI)	$13,079	10,260

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $15.7 million at December 31, 2015, and $15.1 million at December 31, 2014.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
December 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	4,097	3,378	3,378	783
Total commercial	4,097	3,378	3,378	783
Consumer:
Real estate 1-4 family first mortgage	461,186	382,596	256,669	44,077
Real estate 1-4 family junior lien mortgage	130,787	117,269	96,511	29,598
Total consumer	591,973	499,865	353,180	73,675
Total impaired loans (excluding PCI)	$596,070	503,243	356,558	74,458
December 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	7,391	5,127	5,127	1,941
Total commercial	7,391	5,127	5,127	1,941
Consumer:
Real estate 1-4 family first mortgage	483,084	397,858	283,549	68,589
Real estate 1-4 family junior lien mortgage	157,182	125,406	106,777	43,110
Total consumer	640,266	523,264	390,326	111,699
Total impaired loans (excluding PCI)	$647,657	528,391	395,453	113,640

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Year ended December 31,
	2015		2014		2013
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—	—	—
Secured by real estate	7,156	1,093	6,486	231	1,585	18
Total commercial	7,156	1,093	6,486	231	1,585	18
Consumer:
Real estate 1-4 family first mortgage	390,866	23,030	403,050	20,676	133,483	9,059
Real estate 1-4 family junior lien mortgage	120,896	9,600	128,374	9,754	38,257	3,186
Total consumer	511,762	32,630	531,424	30,430	171,740	12,245
Total impaired loans	$518,918	33,723	537,910	30,661	173,325	12,263
Interest income:
Cash basis of accounting		$11,282		10,343		5,490
Other (1)		22,441		20,318		6,773
Total interest income		$33,723		30,661		12,263

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

At December 31, 2015, the loans in trial modification period were $7.4 million under HAMP, $663 thousand under 2MP and $7.6 million under proprietary programs, compared with $7.7 million, $1.3 million and $6.1 million at December 31, 2014, respectively. Trial modifications with a recorded investment of $5.8 million at December 31, 2015, and $6.8 million at December 31, 2014, were accruing loans and $9.9 million and $8.3 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that may be modified more than once, the following table reflects each modification that occurred during the period. Loans that both modify and pay off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Year ended December 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	4,021	4,021	—	—	—
Total commercial	—	—	4,021	4,021	—	—	—
Consumer:
Real estate 1-4 family first mortgage	10,707	19,157	17,975	47,839	2,155	3.53	27,879
Real estate 1-4 family junior lien mortgage	1,758	5,750	4,673	12,181	1,939	4.61	7,095
Trial modifications (6)	—	—	4,009	4,009	—	—	—
Total consumer	12,465	24,907	26,657	64,029	4,094	3.75	34,974
Total	$12,465	24,907	30,678	68,050	4,094	3.75%	$34,974
Year ended December 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	44	531	575	—	2.00	44
Total commercial	—	44	531	575	—	2.00	44
Consumer:
Real estate 1-4 family first mortgage	21,822	20,195	27,422	69,439	4,379	3.16	39,262
Real estate 1-4 family junior lien mortgage	3,847	6,810	6,587	17,244	3,287	5.20	10,157
Trial modifications (6)	—	—	(89)	(89)	—	—	—
Total consumer	25,669	27,005	33,920	86,594	7,666	3.58	49,419
Total	$25,669	27,049	34,451	87,169	7,666	3.58%	$49,463
Year ended December 31, 2013
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	13,904	13,471	24,853	52,228	1,881	3.23	25,783
Real estate 1-4 family junior lien mortgage	1,950	3,116	8,186	13,252	317	6.20	4,534
Trial modifications (6)	—	—	6,966	6,966	—	—	—
Total consumer	15,854	16,587	40,005	72,446	2,198	3.68	30,317
Total	$15,854	16,587	40,005	72,446	2,198	3.68%	$30,317

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $16.3 million, $20.5 million, and $16.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)
Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.

(3)
Other concessions include loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate.

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $2.8 million, $5.2 million and $3.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

	Recorded investment of defaults
	Year ended December 31,
(in thousands)	2015	2014	2013
Commercial:
Commercial and industrial	$—	—	—
Secured by real estate	—	335	—
Total commercial	—	335	—
Consumer:
Real estate 1-4 family first mortgage	4,971	3,352	2,687
Real estate 1-4 family junior lien mortgage	1,268	1,768	417
Total consumer	6,239	5,120	3,104
Total	$6,239	5,455	3,104

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
Loan commitments create credit risk in the event that the counterparty draws on the commitment and subsequently fails to perform under the terms of the lending agreement. This risk is incorporated into our overall evaluation of credit risk, and to the extent necessary, an allowance for credit losses is recorded on these commitments. Uncertainties around the timing and amount of funding under these commitments may create liquidity risk for the Company.
The following table provides the contract or notional amount and the estimated fair value of commercial loan commitments to extend credit. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the current creditworthiness of the counterparties. The estimated fair value of lending commitments represents the estimated amount that we would need to pay a third party to assume our exposure on lending commitments.

	Dec 31,	Dec 31,
(in thousands)	2015	2014
Commercial lines of credit	$386,594	398,655
Commercial letters of credit	12,898	14,836
Total commercial loan commitments (1)	$399,492	413,491

(1)	The estimated fair value of commitments to extend credit at December 31, 2015 and 2014, was $672 thousand and $737 thousand, respectively.

As part of the loan participation and servicing and assignment agreements with the Bank, the Company provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. We were not required to make payments under the indemnification clauses in 2015 or 2014. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, we are not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the balance sheet at December 31, 2015 and 2014, related to these indemnifications.
The Company is not currently involved in, nor, to our knowledge, currently threatened with any material litigation. From time to time we may become involved in routine litigation arising in the ordinary course of business. We do not believe that the eventual outcome of any such routine litigation will, in the aggregate, have a materially adverse effect on our financial statements. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, could be material to our financial statements for any particular period.

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

Loans We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for disclosing estimated fair values. However, from time to time, we record nonrecurring fair value adjustments to loans to primarily reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral. As of December 31, 2015 and 2014, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets.
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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	13,135,314	—	—	13,892,807	13,892,807

Financial liabilities
Line of credit with Bank (1)	828,149	—	—	828,149	828,149
December 31, 2014
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,764,840	—	—	13,721,645	13,721,645

Financial liabilities
Line of credit with Bank (1)	496,692	—	—	496,692	496,692

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Loan commitments and letters of credit are not included in the table above. See Note 3 (Commitments, Guarantees and Other Matters) for more information about these instruments.

Note 5: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

	December 31, 2015 and 2014
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
The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At December 31, 2015, the dividend coverage ratio was 3,673%.
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
A Special Event, which allows redemption of the Series A preferred stock prior to December 11, 2019, means: a Tax Event, an Investment Company Act Event, or a Regulatory Event.
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

Note 6: Transactions With Related Parties

The Company engages in various transactions and agreements with affiliated parties in the ordinary course of business. Due to the common ownership of the Company and the affiliated parties by Wells Fargo, these transactions and agreements may reflect circumstances and considerations that could differ from those conducted with unaffiliated parties. The principal items related to transactions with affiliated parties included in the accompanying statement of income and balance sheet are described in the table and narrative below.

	Year ended December 31,
(in thousands)	2015	2014	2013
Income statement data
Interest income:
Accretion and amortization of adjustments on loans	$82,988	64,334	10,220
Interest on deposits	304	57	237
Total interest income	83,292	64,391	10,457
Pledge fees	4,363	—	—
Interest expense	1,231	1,397	1,210
Loan servicing costs	35,671	37,221	13,721
Management fees	11,195	3,120	2,025

	December 31,
(in thousands)	2015	2014
Balance sheet related data
Loan acquisitions (year-to-date) (1)	$3,303,296	2,566,372
Loan sales (year-to-date)	(11,751)	(23,496)
Pledged loans (carrying value) (2)	5,760,284	—
Foreclosed asset sales (year-to-date)	(11,137)	(14,971)
Line of credit with Bank	828,149	496,692
Accounts receivable - affiliates, net	70,982	54,424

(1)	Includes accrued interest, see Note 2 (Loans and Allowance for Credit Losses) for additional details.

(2)	The fair value of pledged loans was approximately $6.1 billion at December 31, 2015.
Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At December 31, 2015, the fee was equal to an annual rate of 28 basis points (0.28%) as applied to the unpaid principal balance of pledged loans on a monthly basis. Prior to December 2015, the fee was equal to an annual rate of 11 basis points (0.11%). Such fee may be renegotiated by us and the Bank from time to time.
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

Wells Fargo Real Estate Investment Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2015
Mortgage Loans on Real Estate (1)
(dollars in thousands)	Number of loans	Weighted average interest rate	Weighted average maturity in years	Recorded investment in loans(2)	Past due amounts(3)
Commercial secured by real estate:
Original balances less than $1,000	428	2.56%	3.8	$412,526	875
Original balances $1,000 - $10,000	509	2.54	3.1	1,255,229	4,070
Original balances over $10,000	64	2.29	2.8	1,203,266	—
Total commercial secured by real estate	1,001	2.44	3.1	2,871,021	4,945
Real estate 1-4 family first mortgage:
Original balances less than $500	42,719	5.58	19.1	3,501,375	139,650
Original balances $500 - $1,000	6,508	4.10	25.8	3,879,795	29,920
Original balances over $1,000	1,363	3.75	24.9	1,569,259	14,662
Total real estate 1-4 family first mortgage	50,590	4.62	23.0	8,950,429	184,232
Real estate 1-4 family junior lien mortgage:
Original balances less than $500	34,557	7.08	16.2	1,357,764	61,382
Original balances $500 - $1,000	53	6.02	19.2	23,891	798
Original balances over $1,000	8	5.47	18.9	6,363	—
Total real estate 1-4 family junior lien mortgage	34,618	7.06	16.2	1,388,018	62,180
Total mortgage loans	86,209	4.40	18.0	$13,209,468	251,357

(1)
Wells Fargo Real Estate Investment Corporation's mortgage portfolio consists of "Commercial secured by real estate," "Real estate 1-4 family first mortgage," and "Real estate 1-4 junior lien mortgage." None of our loans individually exceeds three percent of the total recorded investment in loans.

(2)
Recorded investment is net of charge-downs. Aggregate recorded investment of loans as of December 31, 2015, for Federal income tax purposes is $13.2 billion. Recorded investment includes net related party discount of $301.3 million.

(3)
Amounts greater than 30 days past due. All loans were acquired from related parties. Amounts do not include purchased credit-impaired loans, which are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

Recorded Investment (1)
(in thousands)	2015	2014	2013
Balance, beginning of period	$12,890,718	13,040,288	4,065,226
Acquisitions	3,296,499	2,560,760	3,849,096
Accretion and amortization of adjustments on loans	78,108	67,592	11,361
Non-cash loan contribution from Wachovia Preferred Funding Corp.	—	—	7,116,854
Loan balance increases	3,374,607	2,628,352	10,977,311
Proceeds from principal payments and sales	(2,993,539)	(2,684,798)	(1,957,934)
Charge-offs	(51,243)	(80,045)	(41,337)
Transfers from loans to foreclosed assets	(11,075)	(13,079)	(2,978)
Loan balance decreases	(3,055,857)	(2,777,922)	(2,002,249)
Balance, end of period	$13,209,468	12,890,718	13,040,288

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
Date: March 3, 2016
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
John F. Luikart

* By Jeannine E. Zahn, Attorney-in-Fact

/s/ JEANNINE E. ZAHN
Jeannine E. Zahn

Date: March 3, 2016

EXHIBIT INDEX

Exhibit No.	Description	Location

(3)(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to WFREIC's Annual Report on Form 10-K for the year ended December 31, 2014.

(3)(b)	Bylaws.	Incorporated by reference to Exhibit 3.3 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

(12)	Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99(a)
Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to commercial loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and WFREIC).
Incorporated by reference to Exhibit 99.1 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

99(b)
Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to consumer loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and WFREIC).
Incorporated by reference to Exhibit 99.1 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

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