Form 10-Q
period 2016-03-31
Wells Fargo Real Estate Investment Corp.
filed 2016-05-05
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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

As of April 29, 2016, there were 12,900,000 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			March 31, 2016 from
($ in thousands, except per share data)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2015	Dec 31, 2015	Mar 31, 2015
For the period
Net income	$145,029	158,456	148,712	(8)%	(2)
Net income applicable to common stock	140,632	154,059	144,315	(9)	(3)
Diluted earnings per common share (1)	10.90	11.94	11.18	(9)	(3)
Profitability ratios
Return on average assets	4.49%	4.78	4.75	(6)	(5)
Return on average stockholders’ equity	4.67	5.06	4.85	(8)	(4)
Average stockholders’ equity to average assets	96.14	94.43	97.97	2	(2)
Common dividend payout ratio (2)	99.54	95.39	97.01	4	3
Dividend coverage ratio (3)	3,652	3,673	3,495	(1)	4
Total revenue	$166,719	172,124	165,900	(3)	—
Average loans	12,897,134	13,154,889	12,635,279	(2)	2
Average assets	12,989,389	13,157,664	12,689,390	(1)	2
Net interest margin	5.06%	5.12	5.28	(1)	(4)
Net loan charge-offs	$6,433	6,049	10,288	6	(37)
As a percentage of average total loans (annualized)	0.20%	0.18	0.33	11	(39)
At period end
Loans, net of unearned income	$12,482,597	13,256,180	12,266,355	(6)	2
Allowance for loan losses	118,773	120,866	176,473	(2)	(33)
As a percentage of total loans	0.95%	0.91	1.44	4	(34)
Assets	$12,599,088	13,244,868	12,364,626	(5)	2
Total stockholders’ equity	12,413,539	12,412,907	12,360,832	—	—
Total nonaccrual loans and foreclosed assets	266,870	269,951	314,551	(1)	(15)
As a percentage of total loans	2.14%	2.04	2.56	5	(16)
Loans 90 days or more past due and still accruing (4)	$7,057	13,079	9,209	(46)	(23)

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

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).

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
We are a direct subsidiary of WPFC and an indirect subsidiary of Wells Fargo and the Bank. As of March 31, 2016, we had $12.6 billion in assets, consisting substantially of real estate loan participation interests (loans). Substantially all of our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

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

Financial Performance
We earned net income of $145.0 million in first quarter 2016, or $10.90 diluted earnings per common share, compared with

$148.7 million in first quarter 2015, or $11.18 diluted earnings per common share. The decrease was attributable to lower net interest income and a higher level of provision for credit losses.

Loans
Total loans were $12.5 billion at March 31, 2016, compared with $13.3 billion at December 31, 2015. Net loans represented 98% of assets at March 31, 2016, and 99% at December 31, 2015.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, continued to improve during first quarter 2016 reflecting the benefit of a continued improving housing market. Net charge-offs were $6.4 million in first quarter 2016 (0.20% annualized as a percent of average loans), compared with $10.3 million in first quarter 2015 (0.33% annualized as a percent of average loans). Nonaccrual loans were $263.0 million at March 31, 2016, compared with $268.0 million at December 31, 2015. Loans 90 days or more past due and still accruing were $7.1 million at March 31, 2016, compared with $13.1 million at December 31, 2015.
Our provision for credit losses reflected a release from the allowance for credit losses (the amount by which net charge-offs exceed our provision for credit losses) of $905 thousand in first quarter 2016, which was $6.1 million less than what we released a year ago as delinquency improvement moderated. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. In 2015, we began pledging a portion of our loans to the Federal Home Loan Bank. At March 31, 2016, the total carrying amount of pledged loans was $5.1 billion. We earned $3.7 million in pledge fees during first quarter 2016. See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million in both first quarter 2016 and 2015. Dividends declared on our Series B preferred stock totaled $14 thousand for both first quarter 2016 and 2015.
Dividends declared to holders of our common stock totaled $140.0 million for both first quarter 2016 and 2015.
All common share and per share disclosures in this Report reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

Earnings Performance

Net Income
We earned net income of $145.0 million and $148.7 million in first quarter 2016 and 2015, respectively. The decrease in net income in first quarter 2016 was primarily attributable to a decrease in net interest income and a higher level of provision for credit losses.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $162.9 million in first quarter 2016, compared with $165.8 million a year ago. The decrease in first quarter 2016 was primarily attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans, partially offset by a higher average balance of interest-earning assets.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin and average yield on total interest-earning assets were 5.06% and 5.08%, respectively, in first quarter 2016, compared with 5.28% and 5.29%, respectively, in first quarter 2015. The decrease in net interest margin and average yield for first quarter 2016 was primarily attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. Interest income in first quarter 2016 included net accretion and amortization of adjustments on loans of $17.4 million compared with $16.5 million a year ago. Loan pay-downs and payoffs annualized represented 24.0% and 21.6% of average loan balances during first quarter 2016 and 2015, respectively.

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
The Company has a $2.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $604 thousand in first quarter 2016, compared with $236 thousand a year ago. Average borrowings for first quarter 2016 and 2015 were $497.3 million and $251.7 million, respectively, at a weighted average interest rate of 0.49% and 0.38% during first quarter 2016 and 2015, respectively.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended March 31,
			2016			2015
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,788,650	16,927	2.44%	$3,126,991	18,598	2.41%
Real estate 1-4 family mortgage loans	10,108,484	146,564	5.81	9,508,288	147,381	6.24
Interest-bearing deposits in banks and other interest-earning assets	—	—	—	18,560	12	0.25
Total interest-earning assets	$12,897,134	163,491	5.08	$12,653,839	165,991	5.29
Funding sources
Line of credit with Bank	$497,264	604	0.49	$251,692	236	0.38
Total interest-bearing liabilities	$497,264	604	0.49	$251,692	236	0.38
Net interest margin and net interest income		$162,887	5.06%		$165,755	5.28%

Provision for Credit Losses
First quarter 2016 provision for credit losses was $5.5 million, compared with $3.3 million a year ago. The higher level of provision in first quarter 2016 primarily reflected a lower level of allowance release as delinquency improvement moderated compared with a year ago. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in first quarter 2016 was $3.8 million, compared with $145 thousand a year ago. Noninterest income primarily consists of pledge fees. We began pledging a portion of our loans to the Federal Home Loan Bank in second quarter 2015. We earned $3.7 million in pledge fees during first quarter 2016.

Noninterest Expense
Noninterest expense in first quarter 2016 was $16.2 million, compared with $13.9 million a year ago. Noninterest expense primarily consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in first quarter 2016 were $8.7 million, compared with $8.8 million in first quarter 2015.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $3.9 million in first quarter 2016, compared with $2.7 million in first quarter 2015. The increase in management fees for first quarter 2016 related to an increase in Wells Fargo’s general overhead expenses, including technology and risk management expenses.
Foreclosed assets expense was $3.2 million in first quarter 2016 compared with $2.1 million in first quarter 2015. The increase in first quarter 2016 was due to higher costs of maintaining our foreclosed assets, including tax and insurance expenses. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $12.6 billion at March 31, 2016, and $13.2 billion at December 31, 2015.
Loans
Loans, net of unearned income were $12.5 billion at March 31, 2016, and $13.3 billion at December 31, 2015. There were no loan acquisitions in first quarter 2016 or 2015. At March 31, 2016 and December 31, 2015, consumer loans represented 79% and 78% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $2.1 million to $118.8 million at March 31, 2016, from $120.9 million at December 31, 2015, due to solid performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market.
At March 31, 2016, the allowance for loan losses included $101.7 million for consumer loans and $17.1 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan pay-downs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $2.2 billion line of credit to finance loan acquisitions. At March 31, 2016 and December 31, 2015, we had $182.1 million and $828.1 million outstanding, respectively. We applied proceeds received from loan pay-downs in first quarter 2016 to reduce the outstanding balance from the end of 2015.

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
For further information on the differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income, see the "Balance Sheet Analysis" section in our 2015 Form 10-K.

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the audit committee of the board of directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework. For more information about how we manage these risks, see the “Risk Management” section in our 2015 Form 10-K. The discussion that follows provides an update regarding these risks.

Credit Risk Management Loans represent the largest component of our assets and their related credit risk is among the most significant risks we manage. We define credit risk as the risk of loss associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms).
Table 2 represents loans by segment and class of financing receivable and the weighted average maturity for those loans calculated using contractual maturity dates.

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$31,160	46,712	0.7	0.8
Secured by real estate	2,611,658	2,871,021	3.0	3.1
Total commercial	2,642,818	2,917,733	2.9	3.0
Consumer:
Real estate 1-4 family first mortgage	8,525,084	8,950,429	22.8	23.0
Real estate 1-4 family junior lien mortgage	1,314,695	1,388,018	16.1	16.2
Total consumer	9,839,779	10,338,447	22.0	22.1
Total loans	$12,482,597	13,256,180	17.9	17.9
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	March 31, 2016
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$929,102	561,509	15,964	1,506,575	12%
New Jersey	136,953	694,372	269,523	1,100,848	9
Florida	227,815	655,165	174,439	1,057,419	8
Pennsylvania	28,863	663,181	203,303	895,347	7
Virginia	75,717	612,486	133,527	821,730	7
All other states	1,244,368	5,338,371	517,939	7,100,678	57
Total loans	$2,642,818	8,525,084	1,314,695	12,482,597	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1 percent of total loans at March 31, 2016. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio primarily focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio are unsecured at March 31, 2016, with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

COMMERCIAL SECURED BY REAL ESTATE (CSRE) The CSRE portfolio consists of both mortgage loans and construction loans where loans are primarily secured by real estate. Table 4 summarizes CSRE loans by state and property type. To identify and manage newly emerging problem CSRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. We consider the creditworthiness of the customers and collateral valuations when selecting CSRE loans for acquisition. In future periods, we expect to consider acquisitions of CSRE loans in addition to other REIT qualifying assets such as real estate 1-4 family mortgage loans.

Table 4: CSRE Loans by State and Property Type

	March 31, 2016
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$929,102	36%
Florida	214,415	8
Washington	135,828	5
Arizona	133,774	5
New Jersey	124,602	5
All other states	1,073,937	41
Total loans	$2,611,658	100%
By property type:
Office buildings	$789,589	30%
Warehouses	462,002	18
Shopping centers	454,526	17
Retail establishments (restaurants, stores)	348,607	13
5+ multifamily residences	291,881	11
Manufacturing plants	69,946	3
Motels/hotels	47,433	2
Research and development	39,490	2
Real estate collateral pool - multifamily	28,572	1
Institutional	20,387	1
Other	59,225	2
Total loans	$2,611,658	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related combined loan-to-value (CLTV) ratio are presented in Table 5. CLTV means the ratio of the total loan balance of first and junior mortgages (including unused line amounts for credit line products) to property collateral value. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. We also monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Additional information about AVMs and our policy for their use can be found in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the "Risk Management - Credit Risk

Management - Real Estate 1-4 Family Mortgage Loans" section in our 2015 Form 10-K.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our participation in the U.S. Treasury's Making Home Affordable (MHA) programs, see the "Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans" section in our 2015 Form 10-K.
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in first quarter 2016, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven primarily by an improving housing environment.

Table 5: Real Estate 1-4 Family Mortgage Loans CLTV by State

	March 31, 2016
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
New Jersey	$963,895	67%
Pennsylvania	866,484	63
Florida	829,604	59
New York	778,219	62
Virginia	746,013	63
All other states	5,655,564	60
Total loans	$9,839,779	62%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to 0.15% in first quarter 2016, compared with 0.22% in first quarter 2015. Nonaccrual loans were $197.0 million at

March 31, 2016, compared with $201.5 million at December 31, 2015.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss rate (annualized) quarter ended
(in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
New York	$701,811	718,933	2.14%	2.04	0.02	0.08	0.07	0.08	0.28
New Jersey	692,059	717,270	5.85	5.84	0.41	0.31	0.34	0.09	0.37
Pennsylvania	660,023	690,624	4.68	4.42	0.32	0.43	0.65	0.50	0.88
Florida	649,568	680,362	2.53	2.68	0.15	0.12	0.56	0.68	0.24
Virginia	610,922	638,886	1.82	2.30	0.12	0.08	0.04	0.11	0.10
Other	5,194,826	5,487,240	1.35	1.32	0.12	0.09	0.19	0.08	0.11
Total	8,509,209	8,933,315	2.16%	2.16	0.15	0.14	0.25	0.18	0.22
PCI	15,875	17,114
Total first mortgages	$8,525,084	8,950,429

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans improved to 0.94% in first quarter 2016, compared with 1.36%, for the same period a year ago. Nonaccrual loans were $62.3 million at March 31, 2016, compared with $64.7 million at December 31, 2015.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio, which reflected the largest portion of our credit losses.

Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss rate (annualized) quarter ended
(in thousands)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
New Jersey	$269,121	281,657	5.92%	5.38	0.84	0.81	1.73	0.82	1.32
Pennsylvania	202,473	212,776	5.15	5.57	0.64	0.21	1.32	1.02	1.63
Florida	174,322	185,249	3.28	3.16	1.00	0.78	0.41	1.10	2.13
Virginia	133,023	141,687	3.15	4.29	1.55	1.02	0.83	1.04	1.11
Georgia	100,123	106,239	2.71	3.27	0.38	2.75	0.54	1.28	1.09
Other	433,050	457,178	4.73	4.71	1.08	1.06	0.57	0.69	1.10
Total	1,312,112	1,384,786	4.53%	4.62	0.95	0.97	0.92	0.90	1.36
PCI	2,583	3,232
Total junior lien mortgages	$1,314,695	1,388,018

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	3,733	1,706	9,164	10,404	3,663
Total commercial	3,733	1,706	9,164	10,404	3,663
Consumer:
Real estate 1-4 family first mortgage	196,967	201,531	206,821	224,674	231,345
Real estate 1-4 family junior lien mortgage	62,316	64,718	69,656	72,975	77,873
Total consumer	259,283	266,249	276,477	297,649	309,218
Total nonaccrual loans (1)	263,016	267,955	285,641	308,053	312,881
Foreclosed assets	3,854	1,996	1,156	2,632	1,670
Total nonperforming assets	$266,870	269,951	286,797	310,685	314,551
As a percentage of total loans	2.14%	2.04	2.18	2.37	2.56

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $266.9 million (2.14% of total loans) at March 31, 2016, and included $263.0 million of nonaccrual loans. Total NPAs were $270.0 million (2.04% of total loans) at December 31, 2015, and included $268.0 million of nonaccrual loans. The decrease in first quarter 2016 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.

Typically, changes to nonaccrual loans period-over-period represent inflows for loans that are placed on nonaccrual status in accordance with our policy, offset by reductions for loans that are paid down, charged off while on nonaccrual status, or sold, transferred to foreclosed properties, or are no longer classified as nonaccrual as a result of continued performance and an improvement in the borrower’s financial condition and loan repayment capabilities. Table 9 provides an analysis of the changes in nonaccrual loans.

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial:
Balance, beginning of period	$1,706	9,164	10,404	3,663	4,214
Inflows	2,253	954	141	8,807	278
Outflows	(226)	(8,412)	(1,381)	(2,066)	(829)
Balance, end of period	3,733	1,706	9,164	10,404	3,663
Consumer:
Balance, beginning of period	266,249	276,477	297,649	309,218	317,234
Inflows	38,049	38,736	33,731	42,670	45,026
Outflows:
Returned to accruing	(16,798)	(21,503)	(24,834)	(24,635)	(26,180)
Foreclosures	(3,177)	(3,403)	(1,418)	(3,490)	(2,235)
Charge-offs	(8,179)	(8,340)	(11,245)	(9,197)	(11,034)
Payment, sales and other	(16,861)	(15,718)	(17,406)	(16,917)	(13,593)
Total outflows	(45,015)	(48,964)	(54,903)	(54,239)	(53,042)
Balance, end of period	259,283	266,249	276,477	297,649	309,218
Total nonaccrual loans	$263,016	267,955	285,641	308,053	312,881

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $74.2 million and $74.5 million at March 31, 2016 and December 31, 2015, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible.

For more information on our nonaccrual policies when a restructuring is involved, see the "Risk Management - Credit Risk Management - Troubled Debt Restructurings (TDRs) section of our 2015 Form 10-K.
Table 11 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—
Real estate mortgage	4,395	2,534	3,870	4,073	4,742
Total commercial TDRs	4,395	2,534	3,870	4,073	4,742
Consumer:
Real estate 1-4 family first mortgage	366,492	371,605	377,080	380,573	384,413
Real estate 1-4 family junior lien mortgage	109,306	112,597	114,491	116,203	119,272
Trial modifications	14,693	15,663	14,257	15,488	14,153
Total consumer TDRs	490,491	499,865	505,828	512,264	517,838
Total TDRs	$494,886	502,399	509,698	516,337	522,580
TDRs on nonaccrual status	$159,021	159,998	162,115	165,248	168,202
TDRs on accrual status	335,865	342,401	347,583	351,089	354,378
Total TDRs	$494,886	502,399	509,698	516,337	522,580
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial:
Balance, beginning of period	$2,534	3,870	4,073	4,742	2,841
Inflows (1)	1,885	—	—	—	2,262
Outflows (2)	(24)	(1,336)	(203)	(669)	(361)
Balance, end of period	4,395	2,534	3,870	4,073	4,742
Consumer:
Balance, beginning of period	499,865	505,828	512,264	517,838	523,264
Inflows (1)	10,876	9,989	12,631	12,920	12,807
Outflows:
Charge-offs	(2,685)	(3,003)	(2,910)	(2,864)	(3,472)
Foreclosures	(1,599)	(1,284)	(811)	(1,833)	(1,402)
Payments, sales and other (2)	(14,995)	(13,072)	(14,115)	(15,132)	(12,431)
Net change in trial modifications (3)	(971)	1,407	(1,231)	1,335	(928)
Balance, end of period	490,491	499,865	505,828	512,264	517,838
Total TDRs	$494,886	502,399	509,698	516,337	522,580

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended March 31, 2016, December 31, September 30, June 30, and March 31, 2015, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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
Loans 90 days or more past due and still accruing at March 31, 2016 were down $6.0 million from December 31,

2015, due to payoffs, modifications and other loss mitigation activities, and credit stabilization.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	—	2,252	—	—	—
Total commercial	—	2,252	—	—	—
Consumer:
Real estate 1-4 family first mortgage	5,001	8,365	6,139	5,395	6,691
Real estate 1-4 family junior lien mortgage	2,056	2,462	3,119	3,716	2,518
Total consumer	7,057	10,827	9,258	9,111	9,209
Total	$7,057	13,079	9,258	9,111	9,209

(1)
PCI loans of $3.1 million, $4.4 million, $4.6 million, $4.0 million and $4.1 million at March 31, 2016 and December 31, September 30, June 30 and March 31, 2015, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for first quarter 2016 and the previous four quarters. Net charge-offs in first quarter 2016 were $6.4 million (0.20% of average total loans outstanding) compared with $10.3 million (0.33% of average total loans outstanding) in first quarter 2015. Substantially all net losses were in consumer real estate.

Table 13: Net Charge-offs

			Quarter ended
	Mar 31, 2016		Dec 31, 2015		Sep 30, 2015		Jun 30, 2015		Mar 31, 2015
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(18)	—%	$(467)	(0.07)%	$(178)	(0.03)%	$63	0.01%	$291	0.04%
Consumer:
Real estate 1-4 family first mortgage	3,281	0.15	3,030	0.14	5,556	0.25	3,474	0.18	4,291	0.22
Real estate 1-4 family junior lien mortgage	3,170	0.94	3,486	0.97	3,503	0.92	3,615	0.90	5,706	1.36
Total consumer	6,451	0.26	6,516	0.25	9,059	0.35	7,089	0.30	9,997	0.43
Total	$6,433	0.20%	$6,049	0.18%	$8,881	0.27%	$7,152	0.23%	$10,288	0.33%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2016.
The allowance for loan losses decreased $2.1 million to $118.8 million at March 31, 2016, from $120.9 million at December 31, 2015, primarily due to continued credit improvement in our residential real estate portfolio associated with continued improvement in the housing market. First quarter 2016 provision for credit losses was $5.5 million compared with $3.3 million for the same period a year ago. The higher level of provision in first quarter 2016 primarily reflected a lower level of allowance release as delinquency improvement moderated compared with a year ago.
We believe the allowance for credit losses at March 31, 2016 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2015 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Mar 31, 2016		Dec 31, 2015		Sep 30, 2015		Jun 30, 2015		Mar 31, 2015
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$639	—%	$669	—%	$813	—%	$825	—%	$835	—%
Secured by real estate	17,138	21	17,007	22	17,880	20	17,981	22	18,844	25
Total commercial	17,777	21	17,676	22	18,693	20	18,806	22	19,679	25
Consumer:
Real estate 1-4 family first mortgage	56,160	68	56,689	68	60,582	68	81,166	66	83,660	61
Real estate 1-4 family junior lien mortgage	45,516	11	47,173	10	52,194	12	64,522	12	73,777	14
Total consumer	101,676	79	103,862	78	112,776	80	145,688	78	157,437	75
Total	$119,453	100%	$121,538	100%	$131,469	100%	$164,494	100%	$177,116	100%

	Quarter ended
(in thousands)	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
Components:
Allowance for loan losses	$118,773	120,866	130,839	163,881	176,473
Allowance for unfunded credit commitments	680	672	630	613	643
Allowance for credit losses	$119,453	121,538	131,469	164,494	177,116
Allowance for loan losses as a percentage of total loans	0.95%	0.91	0.99	1.25	1.44
Allowance for loan losses as a percentage of annualized net charge-offs	459.07	503.58	371.37	571.24	422.96
Allowance for credit losses as a percentage of total loans	0.96	0.92	1.00	1.25	1.44
Allowance for credit losses as a percentage of total nonaccrual loans	45.42	45.36	46.03	53.40	56.61

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At March 31, 2016, 28% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At March 31, 2016, approximately 72% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At March 31, 2016, 27% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At March 31, 2016, our liabilities were 1% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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
Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $2.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At

March 31, 2016, there was $182.1 million outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
Our primary liquidity needs are to pay operating expenses, fund our lending commitments, acquire loans to replace existing loans that mature or repay, and pay dividends. Primarily due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company from the 2008 acquisition of Wachovia Corporation by Wells Fargo, dividend distributions to shareholders through 2015, based on REIT taxable income, exceeded net cash provided by operating activities (generally interest income). The excess dividend distributions were funded by using cash provided by investing (generally principal payments received on our loans) and financing activities (generally draws on our Bank line of credit). As the remaining purchase accounting adjustments are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years, operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital. Funding commitments and the acquisition of loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and our line of credit with the Bank. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
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

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2015 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
Management and the audit committee of the board of directors have reviewed and approved this critical accounting policy. This policy is described in the "Critical Accounting Policy" section in our 2015 Form 10-K.

Current Accounting Developments

Table 15 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 15: Current Accounting Developments - Issued Standards

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

ASU 2014-09 - Revenue from Contracts With Customers (Topic 606) and subsequent related Updates
The Update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations.

In August 2015, the FASB issued ASU 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date), which defers the effective date of ASU 2014-09 to first quarter 2018. Early adoption is permitted in first quarter 2017. Predominantly all of our revenue is from net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the update. We continue to evaluate the impact of the Update to our noninterest income and on our presentation and disclosures. We expect to adopt the update in first quarter 2018 with a cumulative-effect adjustment to opening retained earnings.

Table 16 provides a proposed accounting pronouncement that could materially affect our financial statements when finalized by the FASB.

Table 16: Current Accounting Developments - Proposed Standards

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

•	the other factors described in “Risk Factors” in the 2015 Form 10-K.

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

Risk Factors

An investment in Wells Fargo Real Estate Investment Corporation involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in WFREIC, refer to the “Risk Factors” section in our 2015 Form
10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of March 31, 2016, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Internal Control Over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended March 31,
(in thousands, except per share amounts)	2016	2015
Interest income	$163,491	165,991
Interest expense	604	236
Net interest income	162,887	165,755
Provision for credit losses	5,528	3,310
Net interest income after provision for credit losses	157,359	162,445
Noninterest income
Pledge fees	3,720	—
Other fees	112	145
Total noninterest income	3,832	145
Noninterest expense
Loan servicing costs	8,731	8,829
Management fees	3,911	2,708
Foreclosed assets	3,238	2,094
Other	282	247
Total noninterest expense	16,162	13,878
Net income	145,029	148,712
Comprehensive income	145,029	148,712
Dividends on preferred stock	4,397	4,397
Net income applicable to common stock	$140,632	144,315
Per common share information (1)
Earnings per common share	$10.90	11.18
Diluted earnings per common share	10.90	11.18
Dividends declared per common share	$10.85	10.85
Average common shares outstanding	12,900	12,900
Diluted average common shares outstanding	12,900	12,900

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Mar 31, 2016	Dec 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans, net of unearned income	12,482,597	13,256,180
Allowance for loan losses	(118,773)	(120,866)
Net loans	12,363,824	13,135,314
Accounts receivable - affiliates, net	195,945	70,982
Other assets	39,319	38,572
Total assets	$12,599,088	13,244,868
Liabilities
Line of credit with Bank	$182,099	828,149
Other liabilities	3,450	3,812
Total liabilities	185,549	831,961
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 12,900,000 shares	129	129
Additional paid-in capital	12,550,822	12,550,822
Retained earnings (deficit)	(137,522)	(138,154)
Total stockholders’ equity	12,413,539	12,412,907
Total liabilities and stockholders’ equity	$12,599,088	13,244,868
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock (1)	Additional paid-in capital (1)	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2014	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	148,712	148,712
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $10.85 per share (1)	—	—	—	(140,000)	(140,000)
Balance, March 31, 2015	$110	129	12,550,822	(190,229)	12,360,832
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	145,029	145,029
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $10.85 per share	—	—	—	(140,000)	(140,000)
Balance, March 31, 2016	$110	129	12,550,822	(137,522)	12,413,539

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$145,029	148,712
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of adjustments on loans	(17,395)	(18,014)
Provision for credit losses	5,528	3,310
Other operating activities, net	(1,358)	(4,409)
Net cash provided by operating activities	131,804	129,599
Cash flows from investing activities:
Increase in cash realized from
Loans:
Acquisitions	—	—
Proceeds from payments and sales	658,643	669,719
Net cash provided by investing activities	658,643	669,719
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	145,458	926
Repayments of line of credit with Bank	(791,508)	(497,618)
Cash dividends paid	(144,397)	(145,419)
Net cash used by financing activities	(790,447)	(642,111)
Net change in cash and cash equivalents	—	157,207
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	157,207
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$3,886	2,161
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
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2015 Form 10-K.

Accounting Standards Adopted in 2016
In first quarter 2016, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2015-01,
Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

ASU 2015-01 removes the concept of extraordinary items from
GAAP and eliminates the requirement for extraordinary items to be separately presented in the statement of income. We adopted the Update in first quarter 2016 with prospective application. The Update did not impact our financial statements.

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to March 31, 2016. There were no subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New Jersey, Florida, Pennsylvania and Virginia. These markets include approximately 43% of our total loan balance at March 31, 2016.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $285.1 million and $301.3 million at March 31, 2016 and December 31, 2015, respectively, for unamortized discounts and premiums.

(in thousands)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$31,160	46,712
Secured by real estate	2,611,658	2,871,021
Total commercial	2,642,818	2,917,733
Consumer:
Real estate 1-4 family first mortgage	8,525,084	8,950,429
Real estate 1-4 family junior lien mortgage	1,314,695	1,388,018
Total consumer	9,839,779	10,338,447
Total loans	$12,482,597	13,256,180

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2016			2015
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(1,837)	(1,837)	—	(2,438)	(2,438)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $336.7 million at March 31, 2016 and $399.5 million at December 31, 2015.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31,
(in thousands)	2016	2015
Balance, beginning of period	$121,538	185,174
Provision for credit losses	5,528	3,310
Interest income on certain impaired loans (1)	(1,180)	(1,080)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—
Secured by real estate	(2)	(296)
Total commercial	(2)	(296)
Consumer:
Real estate 1-4 family first mortgage	(4,324)	(5,457)
Real estate 1-4 family junior lien mortgage	(6,606)	(8,577)
Total consumer	(10,930)	(14,034)
Total loan charge-offs	(10,932)	(14,330)
Loan recoveries:
Commercial:
Commercial and industrial	—	—
Secured by real estate	20	5
Total commercial	20	5
Consumer:
Real estate 1-4 family first mortgage	1,043	1,166
Real estate 1-4 family junior lien mortgage	3,436	2,871
Total consumer	4,479	4,037
Total loan recoveries	4,499	4,042
Net loan charge-offs	(6,433)	(10,288)
Balance, end of period	$119,453	177,116
Components:
Allowance for loan losses	$118,773	176,473
Allowance for unfunded credit commitments	680	643
Allowance for credit losses	$119,453	177,116
Net loan charge-offs (annualized) as a percentage of average total loans	0.20%	0.33
Allowance for loan losses as a percentage of total loans	0.95	1.44
Allowance for credit losses as a percentage of total loans	0.96	1.44

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2016			2015
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$17,676	103,862	121,538	19,476	165,698	185,174
Provision for credit losses	83	5,445	5,528	494	2,816	3,310
Interest income on certain impaired loans	—	(1,180)	(1,180)	—	(1,080)	(1,080)

Loan charge-offs	(2)	(10,930)	(10,932)	(296)	(14,034)	(14,330)
Loan recoveries	20	4,479	4,499	5	4,037	4,042
Net loan recoveries (charge-offs)	18	(6,451)	(6,433)	(291)	(9,997)	(10,288)
Balance, end of period	$17,777	101,676	119,453	19,679	157,437	177,116
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2016
Collectively evaluated (1)	$15,618	29,659	45,277	2,637,247	9,330,830	11,968,077
Individually evaluated (2)	2,159	72,017	74,176	4,395	490,491	494,886
Purchased credit-impaired (PCI) (3)	—	—	—	1,176	18,458	19,634
Total	$17,777	101,676	119,453	2,642,818	9,839,779	12,482,597
December 31, 2015
Collectively evaluated (1)	$16,893	30,187	47,080	2,913,168	9,818,236	12,731,404
Individually evaluated (2)	783	73,675	74,458	3,378	499,865	503,243
PCI (3)	—	—	—	1,187	20,346	21,533
Total	$17,676	103,862	121,538	2,917,733	10,338,447	13,256,180

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2015.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
March 31, 2016
By risk category:
Pass	$31,160	2,593,401	2,624,561
Criticized	—	18,257	18,257
Total commercial loans	$31,160	2,611,658	2,642,818
December 31, 2015
By risk category:
Pass	$46,712	2,848,613	2,895,325
Criticized	—	22,408	22,408
Total commercial loans	$46,712	2,871,021	2,917,733

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
March 31, 2016
By delinquency status:
Current-29 days past due (DPD) and still accruing	$31,160	2,603,848	2,635,008
30-89 DPD and still accruing	—	3,102	3,102
90+ DPD and still accruing	—	975	975
Nonaccrual loans	—	3,733	3,733
Total commercial loans	$31,160	2,611,658	2,642,818
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$46,712	2,866,076	2,912,788
30-89 DPD and still accruing	—	12	12
90+ DPD and still accruing	—	3,227	3,227
Nonaccrual loans	—	1,706	1,706
Total commercial loans	$46,712	2,871,021	2,917,733

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2016
By delinquency status:
Current-29 DPD	$8,358,993	1,259,810	9,618,803
30-59 DPD	42,832	16,700	59,532
60-89 DPD	22,527	10,355	32,882
90-119 DPD	10,163	4,529	14,692
120-179 DPD	11,050	5,989	17,039
180+ DPD	88,453	20,422	108,875
Remaining PCI accounting adjustments	(8,934)	(3,110)	(12,044)
Total consumer loans	$8,525,084	1,314,695	9,839,779
December 31, 2015
By delinquency status:
Current-29 DPD	$8,776,254	1,328,855	10,105,109
30-59 DPD	42,987	19,275	62,262
60-89 DPD	24,004	9,049	33,053
90-119 DPD	14,201	5,100	19,301
120-179 DPD	14,976	6,804	21,780
180+ DPD	88,064	21,952	110,016
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2016
By FICO:
< 600	$271,209	145,808	417,017
600-639	219,765	95,921	315,686
640-679	385,235	164,919	550,154
680-719	820,176	226,739	1,046,915
720-759	1,348,120	260,501	1,608,621
760-799	3,475,802	270,300	3,746,102
800+	1,901,631	136,580	2,038,211
No FICO available	112,080	17,037	129,117
Remaining PCI accounting adjustments	(8,934)	(3,110)	(12,044)
Total consumer loans	$8,525,084	1,314,695	9,839,779
December 31, 2015
By FICO:
< 600	$262,799	141,809	404,608
600-639	214,494	108,603	323,097
640-679	431,433	181,071	612,504
680-719	860,106	239,838	1,099,944
720-759	1,433,933	270,970	1,704,903
760-799	3,696,156	282,387	3,978,543
800+	1,952,028	146,248	2,098,276
No FICO available	109,537	20,109	129,646
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
March 31, 2016
By LTV/CLTV:
0-60%	$4,142,355	360,817	4,503,172
60.01-80%	3,527,566	331,016	3,858,582
80.01-100%	680,316	339,873	1,020,189
100.01-120% (1)	107,782	187,056	294,838
> 120% (1)	54,400	96,869	151,269
No LTV/CLTV available	21,599	2,174	23,773
Remaining PCI accounting adjustments	(8,934)	(3,110)	(12,044)
Total consumer loans	$8,525,084	1,314,695	9,839,779
December 31, 2015
By LTV/CLTV:
0-60%	$4,408,951	381,782	4,790,733
60.01-80%	3,628,951	355,758	3,984,709
80.01-100%	718,484	352,406	1,070,890
100.01-120% (1)	125,295	196,760	322,055
> 120% (1)	55,217	101,808	157,025
No LTV/CLTV available	23,588	2,521	26,109
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	3,733	1,706
Total commercial	3,733	1,706
Consumer:
Real estate 1-4 family first mortgage	196,967	201,531
Real estate 1-4 family junior lien mortgage	62,316	64,718
Total consumer	259,283	266,249
Total nonaccrual loans (excluding PCI)	$263,016	267,955

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $3.1 million at March 31, 2016, and $4.4 million at December 31, 2015, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	2,252
Total commercial	—	2,252
Consumer:
Real estate 1-4 family first mortgage	5,001	8,365
Real estate 1-4 family junior lien mortgage	2,056	2,462
Total consumer	7,057	10,827
Total past due (excluding PCI)	$7,057	13,079

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $14.7 million at March 31, 2016 and $15.7 million at December 31, 2015.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2016
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	5,053	4,395	4,395	2,159
Total commercial	5,053	4,395	4,395	2,159
Consumer:
Real estate 1-4 family first mortgage	454,113	377,450	255,636	43,499
Real estate 1-4 family junior lien mortgage	126,036	113,041	93,082	28,518
Total consumer	580,149	490,491	348,718	72,017
Total impaired loans (excluding PCI)	$585,202	494,886	353,113	74,176
December 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	4,097	3,378	3,378	783
Total commercial	4,097	3,378	3,378	783
Consumer:
Real estate 1-4 family first mortgage	461,186	382,596	256,669	44,077
Real estate 1-4 family junior lien mortgage	130,787	117,269	96,511	29,598
Total consumer	591,973	499,865	353,180	73,675
Total impaired loans (excluding PCI)	$596,070	503,243	356,558	74,458

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2016		2015
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	3,987	6	6,010	41
Total commercial	3,987	6	6,010	41
Consumer:
Real estate 1-4 family first mortgage	380,766	5,548	395,007	5,571
Real estate 1-4 family junior lien mortgage	115,594	2,383	123,859	2,440
Total consumer	496,360	7,931	518,866	8,011
Total impaired loans	$500,347	7,937	524,876	8,052
Interest income:
Cash basis of accounting		$2,472		2,575
Other (1)		5,465		5,477
Total interest income		$7,937		8,052

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

At March 31, 2016, the loans in trial modification period were $7.5 million under HAMP, $790 thousand under 2MP and $6.4 million under proprietary programs, compared with $7.4 million, $663 thousand and $7.6 million at December 31, 2015, respectively. Trial modifications with a recorded investment of $5.3 million at March 31, 2016, and $5.8 million at December 31, 2015, were accruing loans and $9.4 million and $9.9 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
For those loans that may be modified more than once, the following table reflects each modification that occurred during the period. Loans that both modify and pay off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2016
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	1,848	1,848	—	—	—
Total commercial	—	—	1,848	1,848	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,924	2,502	5,741	10,167	531	3.61	4,144
Real estate 1-4 family junior lien mortgage	72	1,253	1,027	2,352	660	3.89	1,292
Trial modifications (6)	—	—	(649)	(649)	—	—	—
Total consumer	1,996	3,755	6,119	11,870	1,191	3.67	5,436
Total	$1,996	3,755	7,967	13,718	1,191	3.67%	$5,436
Quarter ended March 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	2,383	2,383	—	—	—
Total commercial	—	—	2,383	2,383	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,795	5,870	4,275	11,940	830	3.13	7,354
Real estate 1-4 family junior lien mortgage	159	1,151	1,480	2,790	518	5.31	1,242
Trial modifications (6)	—	—	(296)	(296)	—	—	—
Total consumer	1,954	7,021	5,459	14,434	1,348	3.45	8,596
Total	$1,954	7,021	7,842	16,817	1,348	3.45%	$8,596

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $2.0 million and $2.7 million for the quarters ended March 31, 2016 and 2015, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $306 thousand and $609 thousand for the quarters ended March 31, 2016 and 2015, respectively.

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

	Recorded investment of defaults
	Quarter ended March 31,
(in thousands)	2016	2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	807	—
Total commercial	807	—
Consumer:
Real estate 1-4 family first mortgage	549	1,565
Real estate 1-4 family junior lien mortgage	251	266
Total consumer	800	1,831
Total	1,607	1,831

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of March 31, 2016 and December 31, 2015, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2015 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2016
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	12,363,824	—	—	13,202,390	13,202,390

Financial liabilities
Line of credit with Bank (1)	182,099	—	—	182,099	182,099
December 31, 2015
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	13,135,314	—	—	13,892,807	13,892,807

Financial liabilities
Line of credit with Bank (1)	828,149	—	—	828,149	828,149

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			March 31, 2016 and December 31, 2015
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	12,900,000	0.01	129,000
Total		111,001,000	23,900,667		$239,007

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
Additional information related to Series A and B preferred stock is included in Note 5 (Common and Preferred Stock) to Financial Statements in our 2015 Form 10-K.

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

	Quarter ended March 31,
(in thousands)	2016	2015
Income statement data
Interest income:
Accretion and amortization of adjustments on loans	$17,395	16,526
Interest on deposits	—	12
Total interest income	17,395	16,538
Pledge fees	3,720	—
Interest expense	604	236
Loan servicing costs	8,724	8,820
Management fees	3,911	2,708

(in thousands)	Mar 31, 2016	Dec 31, 2015
Balance sheet related data
Loan acquisitions (year-to-date) (1)	$—	3,303,296
Loan sales (year-to-date)	(1,837)	(11,751)
Pledged loans (carrying value) (2)	5,064,781	5,760,284
Foreclosed asset sales (year-to-date)	(2,029)	(11,137)
Line of credit with Bank	182,099	828,149
Accounts receivable - affiliates, net	195,945	70,982

(1)	Includes accrued interest, see Note 2 (Loans and Allowance for Credit Losses) for additional details.

(2)	The fair value of pledged loans was approximately $5.4 billion and $6.1 billion at March 31, 2016 and December 31, 2015, respectively .

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. At March 31, 2016, the fee was equal to an annual rate of 28 basis points (0.28%) as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.
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
Line of Credit We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $2.2 billion at a rate of interest equal to the average federal funds rate plus 12.5 basis points (0.125%).
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

Wells Fargo Real Estate Investment Corporation

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)
Date: May 5, 2016

EXHIBIT INDEX

Exhibit No.	Description	Location

(3)(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to WFREIC’s Annual Report on Form 10-K for the year ended December 31, 2014.

(3)(b)	Bylaws.	Incorporated by reference to Exhibit 3.3 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

(12)	Computations of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(101.Ins)	XBRL Instance Document	Filed herewith.

(101.Sch)	XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.Cal)	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.Lab)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.Pre)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(101.Def)	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.