Form 10-Q
period 2016-06-30
Wells Fargo Real Estate Investment Corp.
filed 2016-08-04
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

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

As of July 29, 2016, there were 12,900,000 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			June 30, 2016 from		Six months ended
($ in thousands, except per share data)	Jun 30, 2016	Mar 31, 2016	Jun 30, 2015	Mar 31, 2016	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	% Change
For the period
Net income	$148,728	145,029	158,900	3%	(6)	$293,757	307,612	(5)%
Net income applicable to common stock	144,331	140,632	154,503	3	(7)	284,963	298,818	(5)
Diluted earnings per common share	11.19	10.90	11.98	3	(7)	22.09	23.16	(5)
Profitability ratios
Return on average assets	4.48%	4.49	4.92	—	(9)	4.48%	4.84	(7)
Return on average stockholders’ equity	4.81	4.67	5.15	3	(7)	4.74	5.00	(5)
Average stockholders’ equity to average assets	93.16	96.14	95.53	(3)	(2)	94.63	96.73	(2)
Common dividend payout ratio (1)	96.96	99.54	90.57	(3)	7	98.23	93.70	5
Dividend coverage ratio (2)	3,594	3,652	3,571	(2)	1	3,594	3,571	1
Total revenue	$170,168	166,719	169,274	2	1	$336,887	335,174	1
Average loans	13,013,458	12,897,134	12,502,729	1	4	12,955,296	12,568,638	3
Average assets	13,357,024	12,989,389	12,964,593	3	3	13,173,207	12,827,752	3
Net interest margin	5.02%	5.06	5.22	(1)	(4)	5.04%	5.25	(4)
Net loan charge-offs	$5,726	6,433	7,152	(11)	(20)	$12,159	17,440	(30)
As a percentage of average total loans (annualized)	0.18%	0.20	0.23	(10)	(22)	0.19%	0.28	(32)
At period end
Loans, net of unearned income	$14,028,200	12,482,597	13,129,852	12	7	$14,028,200	13,129,852	7
Allowance for loan losses	117,422	118,773	163,881	(1)	(28)	117,422	163,881	(28)
As a percentage of total loans	0.84%	0.95	1.25	(12)	(33)	0.84%	1.25	(33)
Assets	$14,049,883	12,599,088	13,085,290	12	7	$14,049,883	13,085,290	7
Total stockholders’ equity	12,417,870	12,413,539	12,375,335	—	—	12,417,870	12,375,335	—
Total nonaccrual loans and foreclosed assets	245,224	266,870	310,685	(8)	(21)	245,224	310,685	(21)
As a percentage of total loans	1.75%	2.14	2.37	(18)	(26)	1.75%	2.37	(26)
Loans 90 days or more past due and still accruing (3)	$7,769	7,057	9,111	10	(15)	$7,769	9,111	(15)

(1)	Dividends declared per common share as a percentage of earnings per common share.

(2)
The dividend coverage ratio is considered a non-GAAP financial measure. Management believes the dividend coverage ratio is a useful financial measure because the certificate of designation for the Series A preferred stock limits, among other matters, our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio is expressed as a percentage and calculated by dividing the four prior fiscal quarters' GAAP net income, excluding gains (or losses) from sales of property (consistent with the National Association of Real Estate Investment Trusts definition of “funds from operations”), by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock.

(3)
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
As of June 30, 2016, we had $14.0 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
REIT Tax Status
For the tax year ended December 31, 2015, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT.
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

Financial Performance
We earned net income of $148.7 million in second quarter 2016, or $11.19 diluted earnings per common share, compared with $158.9 million in second quarter 2015, or $11.98 diluted earnings per common share. For the first half of 2016, net income was $293.8 million or $22.09 diluted earnings per common share, compared with $307.6 million or $23.16 diluted earnings per common share for the same period a year ago. The decrease in net income in the second quarter and first half of 2016 was predominantly attributable to a decrease in net interest income and a higher level of provision for credit losses.
Loans
Total loans were $14.0 billion at June 30, 2016, compared with $13.3 billion at December 31, 2015. Net loans represented 99% of assets at both June 30, 2016, and December 31, 2015.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, continued to improve during second quarter 2016 reflecting the benefit of a continued improving housing market. Net charge-offs were $5.7 million in second quarter 2016 (0.18% annualized as a percent of average loans), compared with $7.2 million in second quarter 2015 (0.23% annualized as a percent of average loans). Nonaccrual loans were $241.5 million at June 30, 2016, compared with $268.0 million at December 31, 2015. Loans 90 days or more past due and still accruing were $7.8 million at June 30, 2016, compared with $13.1 million at December 31, 2015.
We did not have a release from our allowance for credit losses (the amount by which net charge-offs exceed our provision for credit losses) in second quarter 2016. In second quarter 2015 we released $11.4 million from the allowance. The higher level of provision reflected moderation in the rate of delinquency improvement. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $8.8 million in the second quarter and first half, respectively, of both 2016 and 2015. Dividends declared to holders of our Series B preferred stock totaled $14 thousand and $28 thousand in the second quarter and first half, respectively, of both 2016 and 2015.
Dividends declared to the holder of our common stock totaled $140.0 million and $280.0 million for the second quarter and first half, respectively, of both 2016 and 2015.

Earnings Performance

Net Income
We earned net income of $148.7 million and $158.9 million in second quarter 2016 and 2015, respectively. For the first half of 2016, net income was $293.8 million, compared with $307.6 million for the same period a year ago. The decrease in net income in the second quarter and first half of 2016 was predominantly attributable to a decrease in net interest income and a higher level of provision for credit losses.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $166.0 million in second quarter 2016, compared with $168.8 million a year ago and $328.9 million for the first half of 2016, compared with $334.6 million a year ago. The decrease in the second quarter and first half of 2016 was attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans, partially offset by a higher average balance of interest-earning assets.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin and average yield on total interest-earning assets were both 5.02% in second quarter 2016, compared with 5.22% for both a year ago. Net interest margin and average yield on total interest-earning assets for the first half of 2016 were 5.04% and 5.05%, respectively, compared with 5.25% for both a year ago. The decrease in net interest margin and average yield for the second quarter and first half of 2016 was attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. Interest income in second quarter 2016 included net accretion and amortization of adjustments on loans of $20.4 million compared with $25.5 million a year ago. Interest income included net accretion and amortization of adjustments on loans of $37.8 million for the first half of 2016, compared with $42.0 million a year ago. Loan pay-downs and payoffs annualized represented 23.5% and 26.7% of average loan balances during second quarter 2016 and 2015, respectively. Loan pay-downs and payoffs annualized represented 23.7% and 24.1% of average loan balances during the first half of 2016 and 2015, respectively.

We expect continued downward pressure on our average yield on total interest-earning assets as we invest available funds in the current low interest rate environment. The Company believes it has the ability to increase interest income over time by investing in real estate 1-4 family loans, commercial loans and other REIT-eligible assets; however, interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $2.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $153 thousand and $757 thousand in the second quarter and first half of 2016, compared with $31 thousand and $267 thousand for the same periods a year ago. Average borrowings for second quarter 2016 and 2015 were $116.9 million and $32.5 million, respectively, at a weighted average interest rate of 0.53% and 0.38%, respectively. Average borrowings for the first half of 2016 and 2015, were $307.1 million and $141.5 million, respectively, at a weighted average interest rate of 0.50% and 0.38%, respectively. The increase in weighted average interest rate in the second quarter and first half of 2016 was attributable to an increase in the average federal funds rate.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended June 30,
			2016			2015
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,563,489	16,683	2.62%	$3,002,562	17,618	2.35%
Real estate 1-4 family mortgage loans	10,449,969	149,261	5.73	9,500,167	150,944	6.36
Interest-bearing deposits in banks and other interest-earning assets	252,464	239	0.38	462,484	292	0.25
Total interest-earning assets	$13,265,922	166,183	5.02	$12,965,213	168,854	5.22
Funding sources
Line of credit with Bank	$116,897	153	0.53	$32,458	31	0.38
Total interest-bearing liabilities	$116,897	153	0.53	$32,458	31	0.38
Net interest margin and net interest income		$166,030	5.02%		$168,823	5.22%
	Six months ended June 30,
			2016			2015
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,676,070	33,609	2.53%	$3,064,433	36,216	2.38%
Real estate 1-4 family mortgage loans	10,279,226	295,826	5.77	9,504,205	298,325	6.30
Interest-bearing deposits in banks and other interest-earning assets	126,232	239	0.38	241,748	304	0.25
Total interest-earning assets	$13,081,528	329,674	5.05	$12,810,386	334,845	5.25
Funding sources
Line of credit with Bank	$307,081	757	0.50	$141,469	267	0.38
Total interest-bearing liabilities	$307,081	757	0.50	$141,469	267	0.38
Net interest margin and net interest income		$328,917	5.04%		$334,578	5.25%

Provision for Credit Losses
Second quarter 2016 provision for credit losses was $5.9 million, compared with a reversal of provision for credit losses of $4.2 million a year ago. We did not have a release from our allowance for credit losses in second quarter 2016. In second quarter 2015 we released $11.4 million from the allowance. The higher level of provision reflected moderation in the rate of delinquency improvement. For the first half of 2016, the provision for credit losses was $11.4 million, compared with a reversal of provision for credit losses of $891 thousand a year ago. The higher level of provision in the first half of 2016 reflected a lower level of allowance release as delinquency improvement moderated compared with a year ago. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in second quarter 2016 was $4.1 million, compared with $451 thousand a year ago and $8.0 million and $596 thousand in the first half of 2016 and 2015, respectively. In the second quarter and first half of 2016 noninterest income predominantly consisted of pledge fees.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. We earned $4.0 million and $7.7 million in pledge fees during the second quarter and first half of 2016, respectively, compared with $318 thousand for both periods a year ago. The increase was attributable to a higher average pledged loan balance as well as a higher pledge fee rate in the second quarter and first half of 2016 compared with the same periods a year ago. See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense in second quarter 2016 was $15.5 million, compared with $14.6 million a year ago and $31.7 million and $28.5 million in the first half of 2016 and 2015, respectively. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in second quarter 2016 were $8.8 million, compared with $8.7 million in second quarter 2015 and $17.5 million for both the first half of 2016 and 2015.

Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $3.5 million in second quarter 2016, compared with $2.7 million in second quarter 2015 and $7.4 million and $5.5 million in the first half of 2016 and 2015, respectively. The increase in management fees for the second quarter and first half of 2016 related to an increase in Wells Fargo’s general overhead expenses, including technology and risk management expenses.
Foreclosed assets expense was $3.2 million in second quarter 2016 compared with $2.8 million in second quarter 2015 and $6.5 million and $4.9 million in the first half of 2016 and 2015, respectively. The increase in the second quarter and first half of 2016 was due to higher costs of maintaining our foreclosed assets, including tax and insurance expenses. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $14.0 billion at June 30, 2016, and $13.2 billion at December 31, 2015.
Loans
Loans, net of unearned income were $14.0 billion at June 30, 2016, and $13.3 billion at December 31, 2015. In the second quarter and first half of 2016, we acquired $2.3 billion of consumer loans from the Bank at their estimated fair value, compared with $1.7 billion in the second quarter and first half of 2015. At June 30, 2016 and December 31, 2015, consumer loans represented 82% and 78% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $3.5 million to $117.4 million at June 30, 2016, from $120.9 million at December 31, 2015, due to recognition of interest income on certain impaired loans in addition to decreasing commercial loan balances and continued performance improvement in residential real estate, partially offset by consumer loan growth through acquisition.
At June 30, 2016, the allowance for loan losses included $103.0 million for consumer loans and $14.4 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan pay-downs and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $2.2 billion line of credit to finance loan acquisitions. At June 30, 2016 and December 31, 2015, we had $1.6 billion and $828.1 million outstanding, respectively.

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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo.
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

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$36,424	46,712	0.6	0.8
Secured by real estate	2,467,673	2,871,021	3.0	3.1
Total commercial	2,504,097	2,917,733	2.9	3.0
Consumer:
Real estate 1-4 family first mortgage	10,288,415	8,950,429	23.8	23.0
Real estate 1-4 family junior lien mortgage	1,235,688	1,388,018	16.0	16.2
Total consumer	11,524,103	10,338,447	22.9	22.1
Total loans	$14,028,200	13,256,180	19.4	17.9
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	June 30, 2016
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$907,739	1,116,485	14,397	2,038,621	15%
Florida	212,763	694,053	163,632	1,070,448	8
New Jersey	140,490	663,104	255,286	1,058,880	8
New York	12,547	894,187	72,478	979,212	7
Virginia	65,981	756,100	124,947	947,028	7
All other states	1,164,577	6,164,486	604,948	7,934,011	55
Total loans	$2,504,097	10,288,415	1,235,688	14,028,200	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1 percent of total loans at June 30, 2016. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio are unsecured at June 30, 2016, with the remainder secured by short-term assets, such as accounts receivable, inventory and securities, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

COMMERCIAL SECURED BY REAL ESTATE (CSRE) The CSRE portfolio consists of both mortgage loans and construction loans, where loans are secured by real estate. Table 4 summarizes CSRE loans by state and property type. To identify and manage newly emerging problem CSRE loans, we employ a high level of monitoring and regular customer interaction to understand and manage the risks associated with these loans, including regular loan reviews and appraisal updates. We consider the creditworthiness of the customers and collateral valuations when selecting CSRE loans for acquisition. In future periods, we expect to consider acquisitions of CSRE loans in addition to other REIT qualifying assets such as real estate 1-4 family mortgage loans.

Table 4: CSRE Loans by State and Property Type

	June 30, 2016
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$907,739	37%
Florida	199,562	8
Arizona	127,375	5
Washington	125,623	5
New Jersey	122,915	5
All other states	984,459	40
Total loans	$2,467,673	100%
By property type:
Office buildings	$711,696	29%
Warehouses	449,280	18
Shopping centers	436,563	18
Retail establishments (restaurants, stores)	338,696	14
5+ multifamily residences	280,900	11
Manufacturing plants	66,175	2
Motels/hotels	46,560	2
Research and development	39,112	2
Real estate collateral pool - multifamily	28,513	1
Institutional	18,800	1
Other	51,378	2
Total loans	$2,467,673	100%

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
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in second quarter 2016, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven by an improving housing environment.

Table 5: Real Estate 1-4 Family Mortgage Loans CLTV by State

	June 30, 2016
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
California	$1,130,882	40%
New York	966,665	63
New Jersey	918,390	66
Pennsylvania	894,813	63
Virginia	881,047	64
All other states	6,732,306	62
Total loans	$11,524,103	60%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to 0.16% in both second quarter and first half of 2016, compared with 0.18% and 0.20%, respectively, for the same periods a year ago. Nonaccrual loans were $182.8 million at

June 30, 2016, compared with $201.5 million at December 31, 2015.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss rate (annualized) quarter ended
(in thousands)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
California	$1,116,713	616,333	0.35%	1.09	—	(0.04)	—	—	—
New York	894,354	718,933	1.61	2.04	0.03	0.02	0.08	0.07	0.08
Virginia	755,353	638,886	1.25	2.30	0.05	0.12	0.08	0.04	0.11
Pennsylvania	700,825	690,624	4.12	4.42	0.28	0.32	0.43	0.65	0.50
Florida	692,017	680,362	2.44	2.68	0.12	0.15	0.12	0.56	0.68
Other	6,115,047	5,588,177	1.51	1.93	0.21	0.17	0.13	0.28	0.09
Total	10,274,309	8,933,315	1.62%	2.16	0.16	0.15	0.14	0.25	0.18
PCI	14,106	17,114
Total first mortgages	$10,288,415	8,950,429

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans improved to 0.66% and 0.81% in second quarter 2016 and first half of 2016, respectively, compared with 0.90% and 1.14%, respectively, for the same periods a year ago. Nonaccrual loans were $55.9 million at June 30, 2016, compared with $64.7 million at December 31, 2015.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio, which reflected the largest portion of our credit losses.

Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss rate (annualized) quarter ended
(in thousands)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
New Jersey	$255,015	281,657	4.42%	5.38	1.27	0.84	0.81	1.73	0.82
Pennsylvania	190,717	212,776	4.56	5.57	0.86	0.64	0.21	1.32	1.02
Florida	163,603	185,249	2.94	3.16	0.52	1.00	0.78	0.41	1.10
Virginia	124,490	141,687	3.62	4.29	0.91	1.55	1.02	0.83	1.04
Georgia	93,011	106,239	1.88	3.27	0.26	0.38	2.75	0.54	1.28
Other	406,938	457,178	4.97	4.71	0.26	1.08	1.06	0.57	0.69
Total	1,233,774	1,384,786	4.16%	4.62	0.66	0.95	0.97	0.92	0.90
PCI	1,914	3,232
Total junior lien mortgages	$1,235,688	1,388,018

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	2,783	3,733	1,706	9,164	10,404
Total commercial	2,783	3,733	1,706	9,164	10,404
Consumer:
Real estate 1-4 family first mortgage	182,814	196,967	201,531	206,821	224,674
Real estate 1-4 family junior lien mortgage	55,874	62,316	64,718	69,656	72,975
Total consumer	238,688	259,283	266,249	276,477	297,649
Total nonaccrual loans (1)	241,471	263,016	267,955	285,641	308,053
Foreclosed assets	3,753	3,854	1,996	1,156	2,632
Total nonperforming assets	$245,224	266,870	269,951	286,797	310,685
As a percentage of total loans	1.75%	2.14	2.04	2.18	2.37

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $245.2 million (1.75% of total loans) at June 30, 2016, and included $241.5 million of nonaccrual loans. Total NPAs were $270.0 million (2.04% of total loans) at

December 31, 2015, and included $268.0 million of nonaccrual loans. The decrease in second quarter 2016 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.
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

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Commercial:
Balance, beginning of period	$3,733	1,706	9,164	10,404	3,663
Inflows	48	2,253	954	141	8,807
Outflows	(998)	(226)	(8,412)	(1,381)	(2,066)
Balance, end of period	2,783	3,733	1,706	9,164	10,404
Consumer:
Balance, beginning of period	259,283	266,249	276,477	297,649	309,218
Inflows	34,964	38,049	38,736	33,731	42,670
Outflows:
Returned to accruing	(24,507)	(16,798)	(21,503)	(24,834)	(24,635)
Foreclosures	(5,212)	(3,177)	(3,403)	(1,418)	(3,490)
Charge-offs	(9,696)	(8,179)	(8,340)	(11,245)	(9,197)
Payment, sales and other	(16,144)	(16,861)	(15,718)	(17,406)	(16,917)
Total outflows	(55,559)	(45,015)	(48,964)	(54,903)	(54,239)
Balance, end of period	238,688	259,283	266,249	276,477	297,649
Total nonaccrual loans	$241,471	263,016	267,955	285,641	308,053

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $72.4 million and $74.5 million at June 30, 2016 and December 31, 2015, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
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

Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—
Real estate mortgage	3,443	4,395	2,534	3,870	4,073
Total commercial TDRs	3,443	4,395	2,534	3,870	4,073
Consumer:
Real estate 1-4 family first mortgage	358,337	366,492	371,605	377,080	380,573
Real estate 1-4 family junior lien mortgage	107,280	109,306	112,597	114,491	116,203
Trial modifications	12,217	14,693	15,663	14,257	15,488
Total consumer TDRs	477,834	490,491	499,865	505,828	512,264
Total TDRs	$481,277	494,886	502,399	509,698	516,337
TDRs on nonaccrual status	$150,789	159,021	159,998	162,115	165,248
TDRs on accrual status	330,488	335,865	342,401	347,583	351,089
Total TDRs	$481,277	494,886	502,399	509,698	516,337
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Commercial:
Balance, beginning of period	$4,395	2,534	3,870	4,073	4,742
Inflows (1)	—	1,885	—	—	—
Outflows (2)	(952)	(24)	(1,336)	(203)	(669)
Balance, end of period	3,443	4,395	2,534	3,870	4,073
Consumer:
Balance, beginning of period	490,491	499,865	505,828	512,264	517,838
Inflows (1)	10,060	10,876	9,989	12,631	12,920
Outflows:
Charge-offs	(1,959)	(2,685)	(3,003)	(2,910)	(2,864)
Foreclosures	(2,339)	(1,599)	(1,284)	(811)	(1,833)
Payments, sales and other (2)	(15,943)	(14,995)	(13,072)	(14,115)	(15,132)
Net change in trial modifications (3)	(2,476)	(971)	1,407	(1,231)	1,335
Balance, end of period	477,834	490,491	499,865	505,828	512,264
Total TDRs	$481,277	494,886	502,399	509,698	516,337

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended June 30 and March 31, 2016, and December 31, September 30, and June 30, 2015, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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
Loans 90 days or more past due and still accruing at June 30, 2016 were down $5.3 million from December 31, 2015,

due to payoffs, modifications and other loss mitigation activities, and credit stabilization.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	—	—	2,252	—	—
Total commercial	—	—	2,252	—	—
Consumer:
Real estate 1-4 family first mortgage	5,476	5,001	8,365	6,139	5,395
Real estate 1-4 family junior lien mortgage	2,293	2,056	2,462	3,119	3,716
Total consumer	7,769	7,057	10,827	9,258	9,111
Total	$7,769	7,057	13,079	9,258	9,111

(1)
PCI loans of $2.4 million, $3.1 million, $4.4 million, $4.6 million and $4.0 million at June 30 and March 31, 2016 and December 31, September 30 and June 30, 2015, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for second quarter 2016 and the previous four quarters. Net charge-offs in second quarter 2016 were $5.7 million (0.18% of average total loans outstanding) compared with $7.2 million (0.23% of average total loans outstanding) in second quarter 2015. Substantially all net losses were in consumer real estate.

Table 13: Net Charge-offs

			Quarter ended
	Jun 30, 2016		Mar 31, 2016		Dec 31, 2015		Sep 30, 2015		Jun 30, 2015
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(1)	—%	$(18)	—%	$(467)	(0.07)%	$(178)	(0.03)%	$63	0.01%
Consumer:
Real estate 1-4 family first mortgage	3,630	0.16	3,281	0.15	3,030	0.14	5,556	0.25	3,474	0.18
Real estate 1-4 family junior lien mortgage	2,097	0.66	3,170	0.94	3,486	0.97	3,503	0.92	3,615	0.90
Total consumer	5,727	0.22	6,451	0.26	6,516	0.25	9,059	0.35	7,089	0.30
Total	$5,726	0.18%	$6,433	0.20%	$6,049	0.18%	$8,881	0.27%	$7,152	0.23%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at June 30, 2016.
The allowance for loan losses decreased $3.5 million to $117.4 million at June 30, 2016, from $120.9 million at December 31, 2015, due to recognition of interest income on certain impaired loans in addition to decreasing commercial loan balances and continued performance improvement in residential real estate, partially offset by consumer loan growth through acquisition. Second quarter 2016 provision for credit losses was $5.9 million compared with a reversal of provision for credit losses of $4.2 million for the same period a year ago. We did not have a release from our allowance for credit losses in second quarter 2016. In second quarter 2015 we released $11.4 million from the allowance. The higher level of provision reflected moderation in the rate of delinquency improvement. For the first half of 2016, the provision for credit losses was $11.4 million compared with a reversal of provision for credit losses of $891 thousand a year ago. The higher level of provision in the first half of 2016 reflected a lower level of allowance release as delinquency improvement moderated compared with a year ago.
We believe the allowance for credit losses at June 30, 2016 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2015 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Jun 30, 2016		Mar 31, 2016		Dec 31, 2015		Sep 30, 2015		Jun 30, 2015
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$642	—%	$639	—%	$669	—%	$813	—%	$825	—%
Secured by real estate	14,366	18	17,138	21	17,007	22	17,880	20	17,981	22
Total commercial	15,008	18	17,777	21	17,676	22	18,693	20	18,806	22
Consumer:
Real estate 1-4 family first mortgage	56,648	73	56,160	68	56,689	68	60,582	68	81,166	66
Real estate 1-4 family junior lien mortgage	46,374	9	45,516	11	47,173	10	52,194	12	64,522	12
Total consumer	103,022	82	101,676	79	103,862	78	112,776	80	145,688	78
Total	$118,030	100%	$119,453	100%	$121,538	100%	$131,469	100%	$164,494	100%

	Quarter ended
(in thousands)	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015
Components:
Allowance for loan losses	$117,422	118,773	120,866	130,839	163,881
Allowance for unfunded credit commitments	608	680	672	630	613
Allowance for credit losses	$118,030	119,453	121,538	131,469	164,494
Allowance for loan losses as a percentage of total loans	0.84%	0.95	0.91	0.99	1.25
Allowance for loan losses as a percentage of annualized net charge-offs	509.83	459.07	503.58	371.37	571.24
Allowance for credit losses as a percentage of total loans	0.84	0.96	0.92	1.00	1.25
Allowance for credit losses as a percentage of total nonaccrual loans	48.88	45.42	45.36	46.03	53.40

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At June 30, 2016, 23% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At June 30, 2016, approximately 77% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At June 30, 2016, 23% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At June 30, 2016, our liabilities were 12% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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
Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $2.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At

June 30, 2016, there was $1.6 billion outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
Our primary liquidity needs are to pay operating expenses, fund our lending commitments, acquire loans to replace existing loans that mature or repay, and pay dividends. The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The excess dividend distributions were funded by using cash provided by investing (generally principal payments received on our loans) and financing activities (generally draws on our Bank line of credit). As the remaining purchase accounting adjustments are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years, operating expenses and dividends are expected to be funded through cash generated by operations or paid-in capital. Funding commitments and the acquisition of loans are intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and our line of credit with the Bank. We acquired $2.3 billion of consumer loans from the Bank in second quarter 2016. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
To the extent that we determine that additional funding is necessary or advisable, we could issue additional common or preferred stock, subject to Board of Directors approval, raise funds through debt financings, or a combination of these methods. Retention of cash flows does not represent a significant source of funding because any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.
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
Accounting Standards Update (ASU or Update) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Update changes the accounting for credit losses on loans by requiring an expected credit loss model rather than the current incurred loss model to determine the allowance for credit losses. The expected credit loss model estimates losses for the estimated life of the financial asset.

The guidance is effective for us in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted beginning in first quarter 2019. We are evaluating the impact the Update will have on our financial statements.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	The Update amends the accounting, presentation, and disclosure of certain financial instruments, including financial instruments measured at amortized cost.
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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of June 30, 2016, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Interest income	$166,183	168,854	329,674	334,845
Interest expense	153	31	757	267
Net interest income	166,030	168,823	328,917	334,578
Provision (reversal of provision) for credit losses	5,903	(4,201)	11,431	(891)
Net interest income after provision for credit losses	160,127	173,024	317,486	335,469
Noninterest income
Pledge fees	4,022	318	7,742	318
Other fees	116	133	228	278
Total noninterest income	4,138	451	7,970	596
Noninterest expense
Loan servicing costs	8,815	8,713	17,546	17,542
Management fees	3,491	2,749	7,402	5,457
Foreclosed assets	3,215	2,810	6,453	4,904
Other	16	303	298	550
Total noninterest expense	15,537	14,575	31,699	28,453
Net income	148,728	158,900	293,757	307,612
Comprehensive income	148,728	158,900	293,757	307,612
Dividends on preferred stock	4,397	4,397	8,794	8,794
Net income applicable to common stock	$144,331	154,503	284,963	298,818
Per common share information
Earnings per common share	$11.19	11.98	22.09	23.16
Diluted earnings per common share	11.19	11.98	22.09	23.16
Dividends declared per common share	10.85	10.85	21.70	21.70
Average common shares outstanding	12,900	12,900	12,900	12,900
Diluted average common shares outstanding	12,900	12,900	12,900	12,900
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Jun 30, 2016	Dec 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans, net of unearned income	14,028,200	13,256,180
Allowance for loan losses	(117,422)	(120,866)
Net loans	13,910,778	13,135,314
Accounts receivable - affiliates, net	96,096	70,982
Other assets	43,009	38,572
Total assets	$14,049,883	13,244,868
Liabilities
Line of credit with Bank	$1,628,803	828,149
Other liabilities	3,210	3,812
Total liabilities	1,632,013	831,961
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 12,900,000 shares	129	129
Additional paid-in capital	12,550,822	12,550,822
Retained earnings (deficit)	(133,191)	(138,154)
Total stockholders’ equity	12,417,870	12,412,907
Total liabilities and stockholders’ equity	$14,049,883	13,244,868
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2014	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	307,612	307,612
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $21.70 per share	—	—	—	(280,000)	(280,000)
Balance, June 30, 2015	$110	129	12,550,822	(175,726)	12,375,335
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	293,757	293,757
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $21.70 per share	—	—	—	(280,000)	(280,000)
Balance, June 30, 2016	$110	129	12,550,822	(133,191)	12,417,870
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$293,757	307,612
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of adjustments on loans	(37,844)	(41,978)
Provision (reversal of provision) for credit losses	11,431	(891)
Other operating activities, net	(5,350)	(11,842)
Net cash provided by operating activities	261,994	252,901
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(2,313,927)	(1,700,667)
Proceeds from payments and sales	1,540,073	1,528,075
Net cash used by investing activities	(773,854)	(172,592)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	1,774,496	707,205
Repayments of line of credit with Bank	(973,842)	(497,698)
Cash dividends paid	(288,794)	(289,816)
Net cash provided (used) by financing activities	511,860	(80,309)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$8,519	6,135
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). There were no material changes to these policies in the first half of 2016. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
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

Subsequent Events
We have evaluated the effects of subsequent events that have occurred subsequent to June 30, 2016. There were no subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. A significant portion of our loans are concentrated in California, Florida, New Jersey, New York and Virginia. These markets include approximately 45% of our total loan balance at June 30, 2016.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $260.1 million and $301.3 million at June 30, 2016 and December 31, 2015, respectively, for unamortized discounts and premiums.

(in thousands)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$36,424	46,712
Secured by real estate	2,467,673	2,871,021
Total commercial	2,504,097	2,917,733
Consumer:
Real estate 1-4 family first mortgage	10,288,415	8,950,429
Real estate 1-4 family junior lien mortgage	1,235,688	1,388,018
Total consumer	11,524,103	10,338,447
Total loans	$14,028,200	13,256,180

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2016			2015
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Loan acquisitions	$—	2,313,927	2,313,927	—	1,700,667	1,700,667
Loan sales	(128)	(3,248)	(3,376)	(550)	(3,546)	(4,096)
Six months ended June 30,
Loan acquisitions	$—	2,313,927	2,313,927	—	1,700,667	1,700,667
Loan sales	(128)	(5,085)	(5,213)	(550)	(5,984)	(6,534)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $342.4 million at June 30, 2016 and $399.5 million at December 31, 2015.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$119,453	177,116	121,538	185,174
Provision (reversal of provision) for credit losses	5,903	(4,201)	11,431	(891)
Interest income on certain impaired loans (1)	(1,600)	(1,269)	(2,780)	(2,349)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	(8)	(67)	(10)	(363)
Total commercial	(8)	(67)	(10)	(363)
Consumer:
Real estate 1-4 family first mortgage	(5,032)	(4,896)	(9,356)	(10,353)
Real estate 1-4 family junior lien mortgage	(5,350)	(7,068)	(11,956)	(15,645)
Total consumer	(10,382)	(11,964)	(21,312)	(25,998)
Total loan charge-offs	(10,390)	(12,031)	(21,322)	(26,361)
Loan recoveries:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	9	4	29	9
Total commercial	9	4	29	9
Consumer:
Real estate 1-4 family first mortgage	1,402	1,422	2,445	2,588
Real estate 1-4 family junior lien mortgage	3,253	3,453	6,689	6,324
Total consumer	4,655	4,875	9,134	8,912
Total loan recoveries	4,664	4,879	9,163	8,921
Net loan charge-offs	(5,726)	(7,152)	(12,159)	(17,440)
Balance, end of period	$118,030	164,494	118,030	164,494
Components:
Allowance for loan losses	$117,422	163,881	117,422	163,881
Allowance for unfunded credit commitments	608	613	608	613
Allowance for credit losses	$118,030	164,494	118,030	164,494
Net loan charge-offs (annualized) as a percentage of average total loans	0.18%	0.23	0.19	0.28
Allowance for loan losses as a percentage of total loans	0.84	1.25	0.84	1.25
Allowance for credit losses as a percentage of total loans	0.84	1.25	0.84	1.25

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize reductions in allowance as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2016			2015
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$17,777	101,676	119,453	19,679	157,437	177,116
Provision (reversal of provision) for credit losses	(2,770)	8,673	5,903	(810)	(3,391)	(4,201)
Interest income on certain impaired loans	—	(1,600)	(1,600)	—	(1,269)	(1,269)

Loan charge-offs	(8)	(10,382)	(10,390)	(67)	(11,964)	(12,031)
Loan recoveries	9	4,655	4,664	4	4,875	4,879
Net loan charge-offs	1	(5,727)	(5,726)	(63)	(7,089)	(7,152)
Balance, end of period	$15,008	103,022	118,030	18,806	145,688	164,494

Six months ended June 30,
Balance, beginning of period	$17,676	103,862	121,538	19,476	165,698	185,174
Provision (reversal of provision) for credit losses	(2,687)	14,118	11,431	(316)	(575)	(891)
Interest income on certain impaired loans	—	(2,780)	(2,780)	—	(2,349)	(2,349)

Loan charge-offs	(10)	(21,312)	(21,322)	(363)	(25,998)	(26,361)
Loan recoveries	29	9,134	9,163	9	8,912	8,921
Net loan charge-offs	19	(12,178)	(12,159)	(354)	(17,086)	(17,440)
Balance, end of period	$15,008	103,022	118,030	18,806	145,688	164,494
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2016
Collectively evaluated (1)	$13,598	32,025	45,623	2,499,489	11,030,249	13,529,738
Individually evaluated (2)	1,410	70,997	72,407	3,443	477,834	481,277
Purchased credit-impaired (PCI) (3)	—	—	—	1,165	16,020	17,185
Total	$15,008	103,022	118,030	2,504,097	11,524,103	14,028,200
December 31, 2015
Collectively evaluated (1)	$16,893	30,187	47,080	2,913,168	9,818,236	12,731,404
Individually evaluated (2)	783	73,675	74,458	3,378	499,865	503,243
PCI (3)	—	—	—	1,187	20,346	21,533
Total	$17,676	103,862	121,538	2,917,733	10,338,447	13,256,180

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2016.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
June 30, 2016
By risk category:
Pass	$36,424	2,457,524	2,493,948
Criticized	—	10,149	10,149
Total commercial loans	$36,424	2,467,673	2,504,097
December 31, 2015
By risk category:
Pass	$46,712	2,848,613	2,895,325
Criticized	—	22,408	22,408
Total commercial loans	$46,712	2,871,021	2,917,733

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
June 30, 2016
By delinquency status:
Current-29 days past due (DPD) and still accruing	$36,424	2,463,295	2,499,719
30-89 DPD and still accruing	—	620	620
90+ DPD and still accruing	—	975	975
Nonaccrual loans	—	2,783	2,783
Total commercial loans	$36,424	2,467,673	2,504,097
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$46,712	2,866,076	2,912,788
30-89 DPD and still accruing	—	12	12
90+ DPD and still accruing	—	3,227	3,227
Nonaccrual loans	—	1,706	1,706
Total commercial loans	$46,712	2,871,021	2,917,733

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2016
By delinquency status:
Current-29 DPD	$10,140,605	1,189,118	11,329,723
30-59 DPD	35,761	13,050	48,811
60-89 DPD	19,773	8,711	28,484
90-119 DPD	10,494	4,923	15,417
120-179 DPD	12,036	4,466	16,502
180+ DPD	78,549	18,725	97,274
Remaining PCI accounting adjustments	(8,803)	(3,305)	(12,108)
Total consumer loans	$10,288,415	1,235,688	11,524,103
December 31, 2015
By delinquency status:
Current-29 DPD	$8,776,254	1,328,855	10,105,109
30-59 DPD	42,987	19,275	62,262
60-89 DPD	24,004	9,049	33,053
90-119 DPD	14,201	5,100	19,301
120-179 DPD	14,976	6,804	21,780
180+ DPD	88,064	21,952	110,016
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2016
By FICO:
< 600	$226,428	116,444	342,872
600-639	199,439	93,586	293,025
640-679	419,340	153,596	572,936
680-719	822,974	219,439	1,042,413
720-759	1,611,472	249,980	1,861,452
760-799	4,572,173	259,001	4,831,174
800+	2,333,007	131,917	2,464,924
No FICO available	112,385	15,030	127,415
Remaining PCI accounting adjustments	(8,803)	(3,305)	(12,108)
Total consumer loans	$10,288,415	1,235,688	11,524,103
December 31, 2015
By FICO:
< 600	$262,799	141,809	404,608
600-639	214,494	108,603	323,097
640-679	431,433	181,071	612,504
680-719	860,106	239,838	1,099,944
720-759	1,433,933	270,970	1,704,903
760-799	3,696,156	282,387	3,978,543
800+	1,952,028	146,248	2,098,276
No FICO available	109,537	20,109	129,646
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

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

The following table shows the most updated LTV and CLTV distribution of the real estate 1-4 family first and junior lien mortgage loan portfolios. We consider the trends in residential real estate markets as we monitor credit risk and establish our allowance for credit losses. In the event of a default, any loss should be limited to the portion of the loan amount in excess of the net realizable value of the underlying real estate collateral value. Certain loans do not have an LTV or CLTV due to industry data availability and portfolios acquired from or serviced by other institutions.

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
June 30, 2016
By LTV/CLTV:
0-60%	$5,083,368	352,932	5,436,300
60.01-80%	4,295,819	311,705	4,607,524
80.01-100%	749,693	321,982	1,071,675
100.01-120% (1)	101,218	165,163	266,381
> 120% (1)	44,950	85,178	130,128
No LTV/CLTV available	22,170	2,033	24,203
Remaining PCI accounting adjustments	(8,803)	(3,305)	(12,108)
Total consumer loans	$10,288,415	1,235,688	11,524,103
December 31, 2015
By LTV/CLTV:
0-60%	$4,408,951	381,782	4,790,733
60.01-80%	3,628,951	355,758	3,984,709
80.01-100%	718,484	352,406	1,070,890
100.01-120% (1)	125,295	196,760	322,055
> 120% (1)	55,217	101,808	157,025
No LTV/CLTV available	23,588	2,521	26,109
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	2,783	1,706
Total commercial	2,783	1,706
Consumer:
Real estate 1-4 family first mortgage	182,814	201,531
Real estate 1-4 family junior lien mortgage	55,874	64,718
Total consumer	238,688	266,249
Total nonaccrual loans (excluding PCI)	$241,471	267,955

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $2.4 million at June 30, 2016, and $4.4 million at December 31, 2015, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Jun 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	2,252
Total commercial	—	2,252
Consumer:
Real estate 1-4 family first mortgage	5,476	8,365
Real estate 1-4 family junior lien mortgage	2,293	2,462
Total consumer	7,769	10,827
Total past due (excluding PCI)	$7,769	13,079

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $12.2 million at June 30, 2016 and $15.7 million at December 31, 2015.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2016
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	3,999	3,443	3,443	1,410
Total commercial	3,999	3,443	3,443	1,410
Consumer:
Real estate 1-4 family first mortgage	442,263	367,552	250,463	43,527
Real estate 1-4 family junior lien mortgage	122,720	110,282	90,443	27,470
Total consumer	564,983	477,834	340,906	70,997
Total impaired loans (excluding PCI)	$568,982	481,277	344,349	72,407
December 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	4,097	3,378	3,378	783
Total commercial	4,097	3,378	3,378	783
Consumer:
Real estate 1-4 family first mortgage	461,186	382,596	256,669	44,077
Real estate 1-4 family junior lien mortgage	130,787	117,269	96,511	29,598
Total consumer	591,973	499,865	353,180	73,675
Total impaired loans (excluding PCI)	$596,070	503,243	356,558	74,458

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—	—	—	—	—
Secured by real estate	3,737	43	7,711	36	3,862	49	6,853	77
Total commercial	3,737	43	7,711	36	3,862	49	6,853	77
Consumer:
Real estate 1-4 family first mortgage	372,878	5,705	394,137	5,931	376,513	11,253	394,921	11,502
Real estate 1-4 family junior lien mortgage	111,626	2,312	121,615	2,336	113,691	4,695	122,713	4,776
Total consumer	484,504	8,017	515,752	8,267	490,204	15,948	517,634	16,278
Total impaired loans	$488,241	8,060	523,463	8,303	494,066	15,997	524,487	16,355
Interest income:
Cash basis of accounting		$2,460		2,624		4,932		5,199
Other (1)		5,600		5,679		11,065		11,156
Total interest income		$8,060		8,303		15,997		16,355

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $481.3 million and $502.4 million at June 30, 2016 and December 31, 2015, respectively. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.
We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements primarily involve interest rate reductions, however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program - HAMP) and junior lien (i.e. Second Lien Modification Program - 2MP) mortgage loans.

At June 30, 2016, the loans in trial modification period were $5.7 million under HAMP, $770 thousand under 2MP and $5.7 million under proprietary programs, compared with $7.4 million, $663 thousand and $7.6 million at December 31, 2015, respectively. Trial modifications with a recorded investment of $4.7 million at June 30, 2016, and $5.8 million at December 31, 2015, were accruing loans and $7.5 million and $9.9 million, respectively, were nonaccruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
For those loans that may be modified more than once, the following table reflects each modification that occurred during the period. Loans that both modify and pay off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2016
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,911	2,477	4,129	8,517	508	3.32	3,544
Real estate 1-4 family junior lien mortgage	611	1,434	1,318	3,363	381	3.74	1,872
Trial modifications (6)	—	—	(1,665)	(1,665)	—	—	—
Total consumer	2,522	3,911	3,782	10,215	889	3.47	5,416
Total	$2,522	3,911	3,782	10,215	889	3.47%	$5,416
Quarter ended June 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	1,501	1,501	—	—	—
Total commercial	—	—	1,501	1,501	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2,413	4,648	5,486	12,547	340	3.54	6,288
Real estate 1-4 family junior lien mortgage	538	1,124	1,362	3,024	414	5.28	1,416
Trial modifications (6)	—	—	2,280	2,280	—	—	—
Total consumer	2,951	5,772	9,128	17,851	754	3.86	7,704
Total	$2,951	5,772	10,629	19,352	754	3.86%	$7,704

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2016
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	1,848	1,848	—	—	—
Total commercial	—	—	1,848	1,848	—	—	—
Consumer:
Real estate 1-4 family first mortgage	3,835	4,979	9,870	18,684	1,039	3.48	7,688
Real estate 1-4 family junior lien mortgage	683	2,687	2,345	5,715	1,041	3.80	3,164
Trial modifications (6)	—	—	(2,314)	(2,314)	—	—	—
Total consumer	4,518	7,666	9,901	22,085	2,080	3.57	10,852
Total	$4,518	7,666	11,749	23,933	2,080	3.57%	$10,852
Six months ended June 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	3,884	3,884	—	—	—
Total commercial	—	—	3,884	3,884	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4,208	10,518	9,761	24,487	1,170	3.32	13,642
Real estate 1-4 family junior lien mortgage	697	2,275	2,842	5,814	932	5.29	2,658
Trial modifications (6)	—	—	1,984	1,984	—	—	—
Total consumer	4,905	12,793	14,587	32,285	2,102	3.64	16,300
Total	$4,905	12,793	18,471	36,169	2,102	3.64%	$16,300

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $2.2 million and $5.3 million for the quarters ended June 30, 2016 and 2015, and $4.2 million and $8.0 million for first half of 2016 and 2015, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $439 thousand and $549 thousand for the quarters ended June 30, 2016 and 2015, and $745 thousand and $1.2 million for first half of 2016 and 2015, respectively.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	—	—	807	—
Total commercial	—	—	807	—
Consumer:
Real estate 1-4 family first mortgage	375	902	924	2,467
Real estate 1-4 family junior lien mortgage	61	165	312	431
Total consumer	436	1,067	1,236	2,898
Total	$436	1,067	2,043	2,898

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of June 30, 2016 and December 31, 2015, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2015 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2016
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	13,910,778	—	—	14,915,910	14,915,910

Financial liabilities
Line of credit with Bank (1)	1,628,803	—	—	1,628,803	1,628,803
December 31, 2015
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	13,135,314	—	—	13,892,807	13,892,807

Financial liabilities
Line of credit with Bank (1)	828,149	—	—	828,149	828,149

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			June 30, 2016 and December 31, 2015
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	12,900,000	0.01	129,000
Total		111,001,000	23,900,667		$239,007

In the event that the Company is liquidated or dissolved, the holders of the Series A and Series B preferred stock will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred stock ranks on parity with Series B preferred stock and senior to the Company’s common stock. The Company may issue additional shares of common stock to affiliates of Wells Fargo without further action by the Series A or Series B stockholders.
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

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Income statement data
Interest income:
Accretion and amortization of adjustments on loans	$20,449	25,452	37,844	41,978
Interest on deposits	239	292	239	304
Total interest income	20,688	25,744	38,083	42,282
Pledge fees	4,022	318	7,742	318
Interest expense	153	31	757	267
Loan servicing costs	8,816	8,704	17,540	17,524
Management fees	3,491	2,749	7,402	5,457

(in thousands)	Jun 30, 2016	Dec 31, 2015
Balance sheet related data
Loan acquisitions (year-to-date)	$2,313,927	3,303,296
Loan sales (year-to-date)	(5,213)	(11,751)
Pledged loans (carrying value) (1)	6,835,879	5,760,284
Foreclosed asset sales (year-to-date)	(6,763)	(11,137)
Line of credit with Bank	1,628,803	828,149
Accounts receivable - affiliates, net	96,096	70,982

(1)	The fair value of pledged loans was approximately $7.3 billion and $6.1 billion at June 30, 2016 and December 31, 2015, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. At June 30, 2016 and June 30, 2015, the fee was equal to an annual rate of 28 basis points (0.28%) and 11 basis points (0.11%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.
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
Date: August 4, 2016

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