Form 10-Q
period 2016-09-30
Wells Fargo Real Estate Investment Corp.
filed 2016-11-07
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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

As of October 31, 2016, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
On August 26, 2016, Wells Fargo Real Estate Investment Corporation (the Company) issued and sold 21.2 million shares of the Company’s common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Subsequent to the issuance, the Company used the proceeds, as well as proceeds from loan pay-downs and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of commercial secured by real estate loans (CSRE).
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			Sep 30, 2016 from		Nine months ended
($ in thousands, except per share data)	Sep 30, 2016	Jun 30, 2016	Sep 30, 2015	Jun 30, 2016	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	% Change
For the period
Net income	$191,263	148,728	179,910	29%	6	$485,020	487,522	(1)%
Net income applicable to common stock	186,866	144,331	175,513	29	6	471,829	474,331	(1)
Diluted earnings per common share	8.82	11.19	13.61	(21)	(35)	30.09	36.77	(18)
Profitability ratios
Return on average assets	3.07%	4.48	5.46	(31)	(44)	3.80%	5.05	(25)
Return on average stockholders’ equity	3.74	4.81	5.76	(22)	(35)	4.29	5.26	(18)
Average stockholders’ equity to average assets	82.10	93.16	94.84	(12)	(13)	88.53	96.08	(8)
Common dividend payout ratio (1)	71.54	96.96	82.66	(26)	(13)	93.09	89.61	4
Dividend coverage ratio (2)	3,659	3,594	3,653	2	—	3,659	3,653	—
Total revenue	$231,348	170,168	172,868	36	34	$568,235	508,042	12
Average loans	20,648,080	13,013,458	13,047,478	59	58	15,538,275	12,730,005	22
Average assets	24,765,989	13,357,024	13,062,408	85	90	17,065,674	12,906,830	32
Net interest margin	3.62%	5.02	5.23	(28)	(31)	4.34%	5.24	(17)
Net loan charge-offs	$3,203	5,726	8,881	(44)	(64)	$15,362	26,321	(42)
As a percentage of average total loans (annualized)	0.06%	0.18	0.27	(67)	(78)	0.13%	0.28	(54)
At period end
Loans, net of unearned income	$33,501,153	14,028,200	13,151,348	139	155	$33,501,153	13,151,348	155
Allowance for loan losses	130,715	117,422	130,839	11	—	130,715	130,839	—
As a percentage of total loans	0.39%	0.84	0.99	(54)	(61)	0.39%	0.99	(61)
Assets	$33,763,620	14,049,883	13,159,059	140	157	$33,763,620	13,159,059	157
Total stockholders’ equity	32,389,786	12,417,870	12,405,848	161	161	32,389,786	12,405,848	161
Total nonaccrual loans and foreclosed assets	231,660	245,224	286,797	(6)	(19)	231,660	286,797	(19)
As a percentage of total loans	0.69%	1.75	2.18	(61)	(68)	0.69%	2.18	(68)
Loans 90 days or more past due and still accruing (3)	$6,102	7,769	9,258	(21)	(34)	$6,102	9,258	(34)

(1)	Dividends declared per common share as a percentage of earnings per common share.

(2)
The dividend coverage ratio is considered a non-GAAP financial measure. Management believes the dividend coverage ratio is a useful financial measure because the certificate of designation for the Series A preferred stock limits, among other matters, our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with Wells Fargo Bank, National Association, if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio is expressed as a percentage and calculated by dividing the four prior fiscal quarters' GAAP net income, excluding gains (or losses) from sales of property (consistent with the National Association of Real Estate Investment Trusts definition of “funds from operations”), by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock.

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

Financial Review

OVERVIEW

The Company is engaged in acquiring, holding and managing predominantly domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for federal income tax purposes and are an indirect subsidiary of Wells Fargo and the Bank.
As of September 30, 2016, we had $33.8 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
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

Common Stock Issuance
On August 26, 2016, the Company issued and sold 21.2 million shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $20.0 billion. The shares were sold to affiliates of the Company. Following the issuance, indirect wholly-owned subsidiaries of Wells Fargo Bank, N.A. continue to own 100% of the Company’s common stock.
We used proceeds from the common stock issuance, as well as proceeds from loan pay-downs and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of CSRE loans in third quarter 2016 (Third Quarter 2016 Loan Acquisitions). The weighted average FICO score and LTV ratio for real estate 1-4 family first mortgage loans included in the acquisition was 783 and 62%, respectively, compared with 762 and 57% as of September 30, 2016, for our existing portfolio. The percentage of acquired CSRE loan risk ratings, based on recorded investment, designated as Pass under the Bank's borrower and collateral quality ratings was 100%, compared with 99.6% as of September 30, 2016, for our existing CSRE portfolio.

Financial Performance
We earned net income of $191.3 million in third quarter 2016, or$8.82 diluted earnings per common share, compared with $179.9 million in third quarter 2015, or $13.61 diluted earnings per common share. The increase in net income in third quarter 2016 was predominantly attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a higher provision for credit losses. For the first nine months of 2016, net income was $485.0 million or $30.09 diluted earnings per common share, compared with $487.5 million or $36.77 diluted earnings per common share for the same period a year ago. The decrease in net income in the first nine months of 2016 was predominantly attributable to a higher provision for credit losses, partially offset by increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.
Loans
Total loans were $33.5 billion at September 30, 2016, compared with $13.3 billion at December 31, 2015. Net loans represented 99% of assets at both September 30, 2016, and December 31, 2015.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, continued to improve during third quarter 2016 reflecting the benefit of continued

improvement in the housing environment and the acquisition of high quality loans in the Third Quarter 2016 Loan Acquisitions. Net charge-offs were $3.2 million in third quarter 2016 (0.06% annualized as a percent of average loans), compared with $8.9 million in third quarter 2015 (0.27% annualized as a percent of average loans). Nonaccrual loans were $228.3 million at September 30, 2016, compared with $268.0 million at December 31, 2015. Loans 90 days or more past due and still accruing were $6.1 million at September 30, 2016, compared with $13.1 million at December 31, 2015.
Third quarter 2016 provision for credit losses was $18.7 million, compared with a reversal of provision for credit losses of $23.0 million a year ago. We had an allowance build of $15.5 million in third quarter 2016 compared to a release from the allowance of $31.9 million in third quarter 2015. The higher level of provision in third quarter compared to a year ago reflected loan growth as well as moderation in the rate of delinquency improvement. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.

During the first week of October 2016, Hurricane Matthew caused destruction along the coasts of Florida, Georgia, South Carolina and North Carolina and resulted in, among other things, property damage for our customers and the closing of many businesses. We are currently assessing the impact to our customers and our business as a result of Hurricane Matthew. The financial impact to us is expected to relate to our consumer and commercial real estate loan portfolios and will depend on a number of factors, including the types of loans most affected by the hurricane, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.3 million and $13.1 million in the third quarter and first nine months, respectively, of both 2016 and 2015. Dividends declared to holders of our Series B preferred stock totaled $15 thousand and $43 thousand in the third quarter and first nine months, respectively, of both 2016 and 2015.
Dividends declared to the holders of our common stock totaled $215.0 million and $495.0 million for the third quarter and first nine months of 2016, respectively, compared with $145.0 million and $425.0 million for the same periods in 2015.

Earnings Performance

Net Income
We earned net income of $191.3 million and $179.9 million in third quarter 2016 and 2015, respectively. The increase in net income in third quarter 2016 was predominantly attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a higher provision for credit losses. For the first nine months of 2016, net income was $485.0 million, compared with $487.5 million for the same period a year ago. The decrease in net income in the first nine months of 2016 was predominantly attributable to a higher provision for credit losses, partially offset by increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $223.4 million in third quarter 2016, compared with $171.2 million a year ago and $552.3 million for the first nine months of 2016, compared with $505.8 million a year ago. The increase in the third quarter and first nine months of 2016 was attributable to a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, offset by a decrease in yield.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.62% and 4.34% in the third quarter and first nine months of 2016, respectively, compared with 5.23% and 5.24% for the same periods a year ago. The decrease in net interest margin for the third quarter and first nine months of 2016 was attributable to the investment of proceeds from the common stock issuance in third quarter 2016 and proceeds from loan pay-downs and payoffs into lower yielding loans, as well as dilution from higher average interest-bearing deposits. Interest income in the third quarter 2016 and first nine months of 2016 included net accretion of adjustments on loans of $4.7 million and $42.5 million, respectively, compared with $20.9 million and $62.9 million a year ago. The decrease in net accretion of adjustments on loans in both periods is attributable to less remaining net unamortized discount on the loan portfolio in 2016. Loan pay-downs and payoffs annualized represented 25.1% and 24.3% of average loan balances during the third quarter and first nine months of 2016, respectively, compared with 23.7% and 24.0% during the same periods a year ago.

We expect continued downward pressure on our average yield on total interest-earning assets as we invest available funds in the current low interest rate environment. The Company believes interest income will increase due to the larger interest-earning asset base as a result of the Third Quarter 2016 Loan Acquisitions; however, interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $2.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $1.3 million and $2.0 million in the third quarter and first nine months of 2016, compared with $377 thousand and $644 thousand for the same periods a year ago. Average borrowings for third quarter 2016 and 2015 were $952.8 million and $393.3 million, respectively, at a weighted average interest rate of 0.53% and 0.38%, respectively. Average borrowings for the first nine months of 2016 and 2015, were $523.9 million and $226.3 million, respectively, at a weighted average interest rate of 0.52% and 0.38%, respectively. The increase in weighted average interest rate in the third quarter and first nine months of 2016 was attributable to an increase in the average federal funds rate.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended September 30,
			2016			2015
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,746,255	17,283	2.50%	$2,807,226	17,330	2.45%
Real estate 1-4 family mortgage loans	17,901,825	203,343	4.54	10,240,252	154,237	6.00
Interest-bearing deposits in banks and other interest-earning assets	4,017,299	4,064	0.40	—	—	—
Total interest-earning assets	$24,665,379	224,690	3.64	$13,047,478	171,567	5.24
Funding sources
Line of credit with Bank	$952,778	1,272	0.53	$393,326	377	0.38
Total interest-bearing liabilities	$952,778	1,272	0.53	$393,326	377	0.38
Net interest margin and net interest income		$223,418	3.62%		$171,190	5.23%
	Nine months ended September 30,
			2016			2015
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,699,636	50,893	2.52%	$2,977,755	53,546	2.40%
Real estate 1-4 family mortgage loans	12,838,639	499,168	5.19	9,752,250	452,562	6.20
Interest-bearing deposits in banks and other interest-earning assets	1,432,722	4,303	0.40	160,280	304	0.25
Total interest-earning assets	$16,970,997	554,364	4.36	$12,890,285	506,412	5.25
Funding sources
Line of credit with Bank	$523,884	2,029	0.52	$226,344	644	0.38
Total interest-bearing liabilities	$523,884	2,029	0.52	$226,344	644	0.38
Net interest margin and net interest income		$552,335	4.34%		$505,768	5.24%

Provision for Credit Losses
Third quarter 2016 provision for credit losses was $18.7 million, compared with a reversal of provision for credit losses of $23.0 million a year ago. We had an allowance build of $15.5 million in third quarter 2016 compared to a release from the allowance of $31.9 million in third quarter 2015. For the first nine months of 2016, the provision for credit losses was $30.2 million, compared with a reversal of provision for credit losses of $23.9 million a year ago. The higher level of provision in the third quarter and first nine months of 2016 compared to a year ago reflected loan growth as well as moderation in the rate of delinquency improvement. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in third quarter 2016 was $7.9 million, compared with $1.7 million a year ago and $15.9 million and $2.3 million in the first nine months of 2016 and 2015, respectively. In the third quarter and first nine months of 2016, noninterest income predominantly consisted of loan pledge fees.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. We earned $8.7 million and $16.5 million in pledge fees during the third quarter and first nine months of 2016, respectively, compared with $1.5 million and $1.9 million for the same periods a year ago. The increase in both periods was attributable to a higher average pledged loan balance as well as a higher pledge fee rate in the third quarter and first nine months of 2016. See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense in third quarter 2016 was $21.3 million, compared with $16.0 million a year ago and $53.0 million and $44.4 million in the first nine months of 2016 and 2015, respectively. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in third quarter 2016 were $13.3 million, compared with $9.1 million in third quarter 2015 and $30.9 million and $26.6 million in the first nine months of 2016 and 2015, respectively. The increase in both periods was attributable to the Third Quarter 2016 Loan Acquisitions.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $4.4 million and $11.8 million in the third quarter and first nine months of 2016, respectively, compared with $2.9 million and $8.3 million, respectively, in the third quarter and first nine months of 2015. The increase in management fees in 2016 related to an increase in Wells Fargo’s general overhead expenses, including technology and risk management expenses, as well as higher total average assets due to the common stock issuance in third quarter 2016.
Foreclosed assets expense was $3.2 million in third quarter 2016 compared with $3.8 million in third quarter 2015 and $9.6 million and $8.7 million in the first nine months of 2016 and 2015, respectively. The increase in the first nine months of 2016 was due to higher costs of maintaining our foreclosed assets, including tax and insurance expenses. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $33.8 billion at September 30, 2016, and $13.2 billion at December 31, 2015. The increase is attributable to the Third Quarter 2016 Loan Acquisitions through the use of proceeds from the common stock issuance.
Loans
Loans, net of unearned income were $33.5 billion at September 30, 2016, and $13.3 billion at December 31, 2015. In the third quarter and first nine months of 2016, we acquired $19.1 billion and $21.4 billion of consumer loans, respectively, and $1.9 billion of commercial loans for both periods, from the Bank at their estimated fair value using proceeds from the common stock issuance and loan pay-downs and payoffs. In the third quarter and first nine months of 2015, we acquired $794.5 million and $2.5 billion, respectively, of consumer loans from the Bank at their estimated fair value. At September 30, 2016 and December 31, 2015, consumer loans represented 87% and 78% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses increased $9.8 million to $130.7 million at September 30, 2016, from $120.9 million at December 31, 2015, due to commercial and consumer loan growth through acquisition, partially offset by continued improvement in the housing environment.
At September 30, 2016, the allowance for loan losses included $104.7 million for consumer loans and $26.0 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan pay-downs and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $2.2 billion line of credit to finance loan acquisitions. At September 30, 2016 and December 31, 2015, we had $1.4 billion and $828.1 million outstanding, respectively.

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

Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$9,606	46,712	0.7	0.8
Secured by real estate	4,248,472	2,871,021	3.5	3.1
Total commercial	4,258,078	2,917,733	3.5	3.0
Consumer:
Real estate 1-4 family first mortgage	28,080,674	8,950,429	25.4	23.0
Real estate 1-4 family junior lien mortgage	1,162,401	1,388,018	15.9	16.2
Total consumer	29,243,075	10,338,447	25.0	22.1
Total loans	$33,501,153	13,256,180	22.3	17.9
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	September 30, 2016
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,835,978	9,849,042	13,675	11,698,695	35%
New York	16,533	2,402,423	68,779	2,487,735	7
Washington	273,569	1,669,957	1,520	1,945,046	6
Virginia	74,913	1,484,136	117,957	1,677,006	5
Florida	417,089	1,074,093	153,335	1,644,517	5
All other states	1,639,996	11,601,023	807,135	14,048,154	42
Total loans	$4,258,078	28,080,674	1,162,401	33,501,153	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at September 30, 2016. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio are unsecured at September 30, 2016, with the remainder secured by short-term assets, such as accounts receivable and inventory, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

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

Table 4: CSRE Loans by State and Property Type

	September 30, 2016
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,835,978	43%
Florida	413,926	10
Washington	273,569	6
Utah	215,765	5
Oregon	186,405	4
All other states	1,322,829	32
Total loans	$4,248,472	100%
By property type:
Office buildings	$1,102,389	26%
Shopping centers	796,014	19
Warehouses	636,652	15
5+ multifamily residences	569,234	13
Retail establishments (restaurants, stores)	482,118	11
Mini-storage	173,523	4
Motels/hotels	122,883	3
Manufacturing plants	86,503	2
Research and development	68,186	2
Commercial/industrial (non-residential)	57,079	1
Other	153,891	4
Total loans	$4,248,472	100%

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
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in third quarter 2016, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven by an improving housing environment.

Table 5: Real Estate 1-4 Family Mortgage Loans CLTV by State

	September 30, 2016
(in thousands)	Real estate 1-4 family mortgage	Current CLTV ratio (1)
California	$9,862,717	54%
New York	2,471,202	65
Washington	1,671,477	64
Virginia	1,602,093	66
Pennsylvania	1,269,775	65
All other states	12,365,811	64
Total loans	$29,243,075	61%

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to 0.06% and 0.11% in the third quarter and first nine months of 2016, respectively, compared with 0.25% and 0.22%, for the same periods a year ago. Nonaccrual loans were

$175.1 million at September 30, 2016, compared with $201.5 million at December 31, 2015.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due (1)		Loss (recovery) rate (annualized) quarter ended (1)
(in thousands)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
California	$9,849,236	616,333	0.04%	1.09	—	—	(0.04)	—	—
New York	2,402,056	718,933	0.54	2.04	0.02	0.03	0.02	0.08	0.07
Texas	1,200,708	553,577	0.36	0.68	0.01	0.03	0.02	(0.01)	0.03
Washington	1,670,125	504,538	0.10	0.12	—	—	(0.05)	(0.03)	—
Virginia	1,483,239	638,886	0.60	2.30	0.10	0.05	0.12	0.08	0.04
Other	11,462,038	5,901,048	1.08	2.58	0.13	0.24	0.22	0.19	0.36
Total	28,067,402	8,933,315	0.56%	2.16	0.06	0.16	0.15	0.14	0.25
PCI	13,272	17,114
Total first mortgages	$28,080,674	8,950,429

(1)	September 30, 2016 reflects $19.1 billion of high quality consumer loans acquired in the Third Quarter 2016 Loan Acquisitions.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans improved to 0.27% and 0.64% in the third quarter and nine months ended September 30, 2016, respectively, compared with 0.92% and 1.07%, respectively, for the same periods a year ago. Nonaccrual loans were $50.8 million at September 30, 2016, compared with $64.7 million at December 31, 2015.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.

Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
New Jersey	$242,357	281,657	4.97%	5.38	0.66	1.27	0.84	0.81	1.73
Pennsylvania	179,460	212,776	4.34	5.57	0.66	0.86	0.64	0.21	1.32
Florida	153,499	185,249	2.90	3.16	(0.55)	0.52	1.00	0.78	0.41
Virginia	117,672	141,687	3.30	4.29	0.33	0.91	1.55	1.02	0.83
Georgia	86,040	106,239	2.04	3.27	(0.08)	0.26	0.38	2.75	0.54
Other	381,896	457,178	4.32	4.71	0.25	0.26	1.08	1.06	0.57
Total	1,160,924	1,384,786	4.00%	4.62	0.27	0.66	0.95	0.97	0.92
PCI	1,477	3,232
Total junior lien mortgages	$1,162,401	1,388,018

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	2,378	2,783	3,733	1,706	9,164
Total commercial	2,378	2,783	3,733	1,706	9,164
Consumer:
Real estate 1-4 family first mortgage	175,086	182,814	196,967	201,531	206,821
Real estate 1-4 family junior lien mortgage	50,812	55,874	62,316	64,718	69,656
Total consumer	225,898	238,688	259,283	266,249	276,477
Total nonaccrual loans (1)	228,276	241,471	263,016	267,955	285,641
Foreclosed assets	3,384	3,753	3,854	1,996	1,156
Total nonperforming assets	$231,660	245,224	266,870	269,951	286,797
As a percentage of total loans (2)	0.69%	1.75	2.14	2.04	2.18

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Decrease at September 30, 2016, reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Total NPAs were $231.7 million (0.69% of total loans) at September 30, 2016, and included $228.3 million of nonaccrual loans. Total NPAs were $270.0 million (2.04% of total loans) at December 31, 2015, and included $268.0 million of nonaccrual loans. The decrease in third quarter 2016 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.
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

Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Commercial:
Balance, beginning of period	$2,783	3,733	1,706	9,164	10,404
Inflows	2,128	48	2,253	954	141
Outflows	(2,533)	(998)	(226)	(8,412)	(1,381)
Balance, end of period	2,378	2,783	3,733	1,706	9,164
Consumer:
Balance, beginning of period	238,688	259,283	266,249	276,477	297,649
Inflows	31,770	34,964	38,049	38,736	33,731
Outflows:
Returned to accruing	(18,158)	(24,507)	(16,798)	(21,503)	(24,834)
Foreclosures	(3,762)	(5,212)	(3,177)	(3,403)	(1,418)
Charge-offs	(5,670)	(9,696)	(8,179)	(8,340)	(11,245)
Payment, sales and other	(16,970)	(16,144)	(16,861)	(15,718)	(17,406)
Total outflows	(44,560)	(55,559)	(45,015)	(48,964)	(54,903)
Balance, end of period	225,898	238,688	259,283	266,249	276,477
Total nonaccrual loans	$228,276	241,471	263,016	267,955	285,641

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $75.7 million and $74.5 million at September 30, 2016 and December 31, 2015, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value.
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

Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—
Real estate mortgage	3,285	3,443	4,395	2,534	3,870
Total commercial TDRs	3,285	3,443	4,395	2,534	3,870
Consumer:
Real estate 1-4 family first mortgage	350,324	358,337	366,492	371,605	377,080
Real estate 1-4 family junior lien mortgage	102,423	107,280	109,306	112,597	114,491
Trial modifications	12,876	12,217	14,693	15,663	14,257
Total consumer TDRs	465,623	477,834	490,491	499,865	505,828
Total TDRs	$468,908	481,277	494,886	502,399	509,698
TDRs on nonaccrual status	$144,723	150,789	159,021	159,998	162,115
TDRs on accrual status	324,185	330,488	335,865	342,401	347,583
Total TDRs	$468,908	481,277	494,886	502,399	509,698
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Commercial:
Balance, beginning of period	$3,443	4,395	2,534	3,870	4,073
Inflows (1)	2,106	—	1,885	—	—
Outflows (2)	(2,264)	(952)	(24)	(1,336)	(203)
Balance, end of period	3,285	3,443	4,395	2,534	3,870
Consumer:
Balance, beginning of period	477,834	490,491	499,865	505,828	512,264
Inflows (1)	8,429	10,060	10,876	9,989	12,631
Outflows:
Charge-offs	(2,301)	(1,959)	(2,685)	(3,003)	(2,910)
Foreclosures	(658)	(2,339)	(1,599)	(1,284)	(811)
Payments, sales and other (2)	(18,340)	(15,943)	(14,995)	(13,072)	(14,115)
Net change in trial modifications (3)	659	(2,476)	(971)	1,407	(1,231)
Balance, end of period	465,623	477,834	490,491	499,865	505,828
Total TDRs	$468,908	481,277	494,886	502,399	509,698

(1)	Inflows include loans that both modify and resolve within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended September 30, June 30, and March 31, 2016, and December 31, and September 30, 2015, as a result of being refinanced or restructured at market terms and qualifying as new loans.

(3)
Net change in trial modifications includes: inflows of new TDRs entering the trial payment period, net of outflows for modifications that either (i) successfully perform and enter into a permanent modification, or (ii) did not successfully perform according to the terms of the trial period plan and are subsequently charged-off, foreclosed upon or otherwise resolved. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

Loans 90 days or more past due and still accruing at September 30, 2016 were down $7.0 million from December 31, 2015, due to payoffs, modifications and other loss mitigation activities, and credit stabilization.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.

Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	—	—	—	2,252	—
Total commercial	—	—	—	2,252	—
Consumer:
Real estate 1-4 family first mortgage	3,633	5,476	5,001	8,365	6,139
Real estate 1-4 family junior lien mortgage	2,469	2,293	2,056	2,462	3,119
Total consumer	6,102	7,769	7,057	10,827	9,258
Total	$6,102	7,769	7,057	13,079	9,258

(1)
PCI loans of $2.3 million, $2.4 million, $3.1 million, $4.4 million and $4.6 million at September 30, June 30, and March 31, 2016, and December 31, and September 30, 2015, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for third quarter 2016 and the previous four quarters. Net charge-offs in third quarter 2016 were $3.2 million (0.06% of average total loans outstanding) compared with $8.9 million (0.27% of average total loans outstanding) in third quarter 2015. Substantially all net losses were in consumer real estate.

Table 13: Net Charge-offs

			Quarter ended
	Sep 30, 2016		Jun 30, 2016		Mar 31, 2016		Dec 31, 2015		Sep 30, 2015
($ in thousands)	Net loan charge- offs	% of avg. loans (1) (2)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(48)	(0.01)%	$(1)	—%	$(18)	—%	$(467)	(0.07)%	$(178)	(0.03)%
Consumer:
Real estate 1-4 family first mortgage	2,426	0.06	3,630	0.16	3,281	0.15	3,030	0.14	5,556	0.25
Real estate 1-4 family junior lien mortgage	825	0.27	2,097	0.66	3,170	0.94	3,486	0.97	3,503	0.92
Total consumer	3,251	0.07	5,727	0.22	6,451	0.26	6,516	0.25	9,059	0.35
Total	$3,203	0.06%	$5,726	0.18%	$6,433	0.20%	$6,049	0.18%	$8,881	0.27%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

(2)	Decrease at September 30, 2016 reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at September 30, 2016.
The allowance for loan losses increased $9.8 million to $130.7 million at September 30, 2016, from $120.9 million at December 31, 2015, due to commercial and consumer loan growth through acquisition, partially offset by continued improvement in the housing environment. Third quarter 2016 provision for credit losses was $18.7 million compared with a reversal of provision for credit losses of $23.0 million for the same period a year ago. We had an allowance build of $15.5 million in third quarter 2016, compared to a release from the allowance of $31.9 million in third quarter 2015. For the first nine months of 2016, the provision for credit losses was $30.2 million compared with a reversal of provision for credit losses of $23.9 million a year ago. The higher level of provision in the third quarter and first nine months of 2016 compared with a year ago reflected loan growth as well as moderation in the rate of delinquency improvement.
We believe the allowance for credit losses at September 30, 2016 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2015 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Sep 30, 2016		Jun 30, 2016		Mar 31, 2016		Dec 31, 2015		Sep 30, 2015
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$443	—%	$642	—%	$639	—%	$669	—%	$813	—%
Secured by real estate	26,807	13	14,366	18	17,138	21	17,007	22	17,880	20
Total commercial	27,250	13	15,008	18	17,777	21	17,676	22	18,693	20
Consumer:
Real estate 1-4 family first mortgage	65,003	84	56,648	73	56,160	68	56,689	68	60,582	68
Real estate 1-4 family junior lien mortgage	39,713	3	46,374	9	45,516	11	47,173	10	52,194	12
Total consumer	104,716	87	103,022	82	101,676	79	103,862	78	112,776	80
Total	$131,966	100%	$118,030	100%	$119,453	100%	$121,538	100%	$131,469	100%

	Quarter ended
(in thousands)	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
Components:
Allowance for loan losses	$130,715	117,422	118,773	120,866	130,839
Allowance for unfunded credit commitments	1,251	608	680	672	630
Allowance for credit losses	$131,966	118,030	119,453	121,538	131,469
Allowance for loan losses as a percentage of total loans (1)	0.39%	0.84	0.95	0.91	0.99
Allowance for loan losses as a percentage of annualized net charge-offs	1,025.78	509.83	459.07	503.58	371.37
Allowance for credit losses as a percentage of total loans (1)	0.39	0.84	0.96	0.92	1.00
Allowance for credit losses as a percentage of total nonaccrual loans	57.81	48.88	45.42	45.36	46.03

(1)	Decrease at September 30, 2016 reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At September 30, 2016, 15% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At September 30, 2016, approximately 85% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At September 30, 2016, 15% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At September 30, 2016, our liabilities were 4% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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
Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $2.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At

September 30, 2016, there was $1.4 billion outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
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
On September 8, 2016, Wells Fargo  reached agreements with the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, and the Office of the Los Angeles City Attorney, regarding allegations that some of its retail customers received products and services they did not request. Negative publicity or public opinion resulting from the settlements and related matters may increase the risk of reputational harm to the business of Wells Fargo and the Bank, including the Bank’s ability to originate loans at the same volumes as we have historically acquired. If in future periods we do not reinvest loan pay-downs at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
Using proceeds from the common stock issuance in third quarter 2016 as well as proceeds from loan pay-downs and payoffs, we acquired $19.1 billion of consumer loans and $1.9 billion of CSRE loans from the Bank. To the extent that we determine that additional funding is necessary or advisable, we could issue additional common or preferred stock, subject to Board of Directors approval, raise funds through debt financings, or a combination of these methods. Retention of cash flows does not represent a significant source of funding because any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.
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

Current Accounting Developments

Table 15 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 15: Current Accounting Developments - Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows.	The Update is effective for us in first quarter 2018 with retrospective application. We are evaluating the impact the Update will have on our financial statements.
ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Update changes the accounting for credit losses on loans by requiring a current expected credit loss (CECL) approach to determine the allowance for credit losses. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for purchased credit-impaired (PCI) loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.

The guidance is effective for us in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted beginning in first quarter 2019. While we are evaluating the impact the Update will have on our financial statements, we expect the Update will result in an increase in the allowance for credit losses given the change to estimated losses for the estimated life of the financial asset. The amount of the increase will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

•
losses relating to Hurricane Matthew, including as to our consumer and commercial loan portfolios, the extent of damage or loss to our collateral for loans in our portfolios or the unavailability of adequate insurance coverage or government assistance for our borrowers;

•	the effect of the current low interest rate environment or changes in interest rates on our net interest income;

•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the effect of political conditions and geopolitical events;

•	losses relating to natural disasters, including, with respect to our loan portfolio, damage or loss to the collateral underlying loans in our portfolio or the unavailability of adequate insurance coverage or government assistance for borrowers;

•	adverse developments in the availability of desirable investment opportunities, whether they are due to competition, regulation or otherwise;

•	the extent of loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications;

•	the availability and cost of both credit and capital;

•	investor sentiment and confidence in the financial markets;

•	our reputation and the reputation of Wells Fargo and the Bank, including negative effects from the Bank's retail banking sales practices matter;

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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of September 30, 2016, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Interest income	$224,690	171,567	554,364	506,412
Interest expense	1,272	377	2,029	644
Net interest income	223,418	171,190	552,335	505,768
Provision (reversal of provision) for credit losses	18,743	(23,023)	30,174	(23,914)
Net interest income after provision for credit losses	204,675	194,213	522,161	529,682
Noninterest income
Pledge fees	8,715	1,538	16,457	1,856
Other	(785)	140	(557)	418
Total noninterest income	7,930	1,678	15,900	2,274
Noninterest expense
Loan servicing costs	13,309	9,080	30,855	26,622
Management fees	4,441	2,871	11,843	8,328
Foreclosed assets	3,174	3,772	9,627	8,676
Other	418	258	716	808
Total noninterest expense	21,342	15,981	53,041	44,434
Net income	191,263	179,910	485,020	487,522
Comprehensive income	191,263	179,910	485,020	487,522
Dividends on preferred stock	4,397	4,397	13,191	13,191
Net income applicable to common stock	$186,866	175,513	471,829	474,331
Per common share information
Earnings per common share	$8.82	13.61	30.09	36.77
Diluted earnings per common share	8.82	13.61	30.09	36.77
Dividends declared per common share	6.31	11.25	28.01	32.95
Average common shares outstanding	21,179	12,900	15,680	12,900
Diluted average common shares outstanding	21,179	12,900	15,680	12,900
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Sep 30, 2016	Dec 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans, net of unearned income	33,501,153	13,256,180
Allowance for loan losses	(130,715)	(120,866)
Net loans	33,370,438	13,135,314
Accounts receivable - affiliates, net	302,171	70,982
Other assets	91,011	38,572
Total assets	$33,763,620	13,244,868
Liabilities
Line of credit with Bank	$1,369,954	828,149
Other liabilities	3,880	3,812
Total liabilities	1,373,834	831,961
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 and 12,900,000 shares	341	129
Additional paid-in capital	32,550,660	12,550,822
Retained earnings (deficit)	(161,325)	(138,154)
Total stockholders’ equity	32,389,786	12,412,907
Total liabilities and stockholders’ equity	$33,763,620	13,244,868
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2014	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	487,522	487,522
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,148)	(13,148)
Series B preferred stock at $63.75 per share	—	—	—	(43)	(43)
Common stock at $32.95 per share	—	—	—	(425,000)	(425,000)
Balance, September 30, 2015	$110	129	12,550,822	(145,213)	12,405,848
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	485,020	485,020
Common stock issued	—	212	19,999,838	—	20,000,050
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,148)	(13,148)
Series B preferred stock at $63.75 per share	—	—	—	(43)	(43)
Common stock at $28.01 per share	—	—	—	(495,000)	(495,000)
Balance, September 30, 2016	$110	341	32,550,660	(161,325)	32,389,786
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$485,020	487,522
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(42,538)	(62,904)
Provision (reversal of provision) for credit losses	30,174	(23,914)
Other operating activities, net	(67,753)	(10,495)
Net cash provided by operating activities	404,903	390,209
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(23,339,146)	(2,495,142)
Proceeds from payments and sales	2,900,579	2,291,261
Net cash used by investing activities	(20,438,567)	(203,881)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	3,146,666	1,348,643
Repayments of line of credit with Bank	(2,604,861)	(1,095,758)
Common stock issued	20,000,050	—
Cash dividends paid	(508,191)	(439,213)
Net cash provided (used) by financing activities	20,033,664	(186,328)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$11,920	8,472
The accompanying notes are an integral part of these statements.

Note 1: Summary of Significant Accounting Policies

Wells Fargo Real Estate Investment Corporation (the Company, we, our or us) is an indirect subsidiary of both Wells Fargo & Company (Wells Fargo) and Wells Fargo Bank, National Association (the Bank). The Company, a Delaware corporation, has operated as a real estate investment trust (REIT) since its formation in 1996.
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K). There were no material changes to these policies in the first nine months of 2016. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
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

Accounting Standards with Retrospective Application The following accounting pronouncement has been issued by the FASB but is not yet effective:

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows. The Update is effective for us in first quarter 2018 with retrospective application. We are evaluating the impact the Update will have on our financial statements.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2016. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements. During the first week of October 2016, Hurricane Matthew caused destruction along the coasts of Florida, Georgia, South Carolina and North Carolina and resulted in, among other things, property damage for our customers and the closing of many businesses. We are currently assessing the impact to our customers and our business as a result of Hurricane Matthew. The financial impact to us is expected to relate to our consumer and commercial real estate loan portfolios and will depend on a number of factors, including the types of loans most affected by the hurricane, the extent of damage to our collateral, the extent of available insurance coverage, the availability of government assistance for our borrowers, and whether our borrowers’ ability to repay their loans has been diminished.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. The majority of our loans are concentrated in California, New York, Washington, Virginia and Florida. These markets include approximately 58% of our total loan balance at September 30, 2016.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net addition of $76.1 million at September 30, 2016 and a net reduction of $301.3 million at December 31, 2015, for unamortized premiums and discounts.

(in thousands)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$9,606	46,712
Secured by real estate	4,248,472	2,871,021
Total commercial	4,258,078	2,917,733
Consumer:
Real estate 1-4 family first mortgage	28,080,674	8,950,429
Real estate 1-4 family junior lien mortgage	1,162,401	1,388,018
Total consumer	29,243,075	10,338,447
Total loans	$33,501,153	13,256,180

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2016			2015
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Loan acquisitions	$1,907,228	19,117,991	21,025,219	—	794,475	794,475
Loan sales	—	(198,549)	(198,549)	—	(3,457)	(3,457)
Nine months ended September 30,
Loan acquisitions	$1,907,228	21,431,918	23,339,146	—	2,495,142	2,495,142
Loan sales	(128)	(203,634)	(203,762)	(550)	(9,441)	(9,991)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $551.7 million at September 30, 2016 and $399.5 million at December 31, 2015.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$118,030	164,494	121,538	185,174
Provision (reversal of provision) for credit losses	18,743	(23,023)	30,174	(23,914)
Interest income on certain impaired loans (1)	(1,604)	(1,121)	(4,384)	(3,470)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	—	(113)	(10)	(476)
Total commercial	—	(113)	(10)	(476)
Consumer:
Real estate 1-4 family first mortgage	(4,246)	(6,757)	(13,602)	(17,110)
Real estate 1-4 family junior lien mortgage	(4,468)	(6,684)	(16,424)	(22,329)
Total consumer	(8,714)	(13,441)	(30,026)	(39,439)
Total loan charge-offs	(8,714)	(13,554)	(30,036)	(39,915)
Loan recoveries:
Commercial:
Commercial and industrial	—	—	—	—
Secured by real estate	48	291	77	300
Total commercial	48	291	77	300
Consumer:
Real estate 1-4 family first mortgage	1,820	1,201	4,265	3,789
Real estate 1-4 family junior lien mortgage	3,643	3,181	10,332	9,505
Total consumer	5,463	4,382	14,597	13,294
Total loan recoveries	5,511	4,673	14,674	13,594
Net loan charge-offs	(3,203)	(8,881)	(15,362)	(26,321)
Balance, end of period	$131,966	131,469	131,966	131,469
Components:
Allowance for loan losses	$130,715	130,839	130,715	130,839
Allowance for unfunded credit commitments	1,251	630	1,251	630
Allowance for credit losses	$131,966	131,469	131,966	131,469
Net loan charge-offs (annualized) as a percentage of average total loans	0.06%	0.27	0.13	0.28
Allowance for loan losses as a percentage of total loans	0.39	0.99	0.39	0.99
Allowance for credit losses as a percentage of total loans	0.39	1.00	0.39	1.00

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2016			2015
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$15,008	103,022	118,030	18,806	145,688	164,494
Provision (reversal of provision) for credit losses	12,194	6,549	18,743	(291)	(22,732)	(23,023)
Interest income on certain impaired loans	—	(1,604)	(1,604)	—	(1,121)	(1,121)

Loan charge-offs	—	(8,714)	(8,714)	(113)	(13,441)	(13,554)
Loan recoveries	48	5,463	5,511	291	4,382	4,673
Net loan charge-offs	48	(3,251)	(3,203)	178	(9,059)	(8,881)
Balance, end of period	$27,250	104,716	131,966	18,693	112,776	131,469

Nine months ended September 30,
Balance, beginning of period	$17,676	103,862	121,538	19,476	165,698	185,174
Provision (reversal of provision) for credit losses	9,507	20,667	30,174	(607)	(23,307)	(23,914)
Interest income on certain impaired loans	—	(4,384)	(4,384)	—	(3,470)	(3,470)

Loan charge-offs	(10)	(30,026)	(30,036)	(476)	(39,439)	(39,915)
Loan recoveries	77	14,597	14,674	300	13,294	13,594
Net loan charge-offs	67	(15,429)	(15,362)	(176)	(26,145)	(26,321)
Balance, end of period	$27,250	104,716	131,966	18,693	112,776	131,469
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2016
Collectively evaluated (1)	$26,024	30,222	56,246	4,253,638	28,762,703	33,016,341
Individually evaluated (2)	1,226	74,494	75,720	3,285	465,623	468,908
Purchased credit-impaired (PCI) (3)	—	—	—	1,155	14,749	15,904
Total	$27,250	104,716	131,966	4,258,078	29,243,075	33,501,153
December 31, 2015
Collectively evaluated (1)	$16,893	30,187	47,080	2,913,168	9,818,236	12,731,404
Individually evaluated (2)	783	73,675	74,458	3,378	499,865	503,243
PCI (3)	—	—	—	1,187	20,346	21,533
Total	$17,676	103,862	121,538	2,917,733	10,338,447	13,256,180

(1)
Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2016.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
September 30, 2016
By risk category:
Pass	$9,606	4,239,726	4,249,332
Criticized	—	8,746	8,746
Total commercial loans	$9,606	4,248,472	4,258,078
December 31, 2015
By risk category:
Pass	$46,712	2,848,613	2,895,325
Criticized	—	22,408	22,408
Total commercial loans	$46,712	2,871,021	2,917,733

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
September 30, 2016
By delinquency status:
Current-29 days past due (DPD) and still accruing	$9,606	4,238,527	4,248,133
30-89 DPD and still accruing	—	6,592	6,592
90+ DPD and still accruing	—	975	975
Nonaccrual loans	—	2,378	2,378
Total commercial loans	$9,606	4,248,472	4,258,078
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$46,712	2,866,076	2,912,788
30-89 DPD and still accruing	—	12	12
90+ DPD and still accruing	—	3,227	3,227
Nonaccrual loans	—	1,706	1,706
Total commercial loans	$46,712	2,871,021	2,917,733

CONSUMER CREDIT QUALITY INDICATORS We have various classes of consumer loans that present unique risks. Loan delinquency, FICO credit scores and LTV/CLTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.
The majority of our loss estimation techniques used for the allowance for credit losses rely on delinquency matrix models or delinquency roll rate models. Therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses.
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2016
By delinquency status:
Current-29 DPD	$27,943,198	1,118,357	29,061,555
30-59 DPD	39,008	14,057	53,065
60-89 DPD	14,242	7,885	22,127
90-119 DPD	8,792	4,959	13,751
120-179 DPD	11,063	4,229	15,292
180+ DPD	72,764	16,157	88,921
Remaining PCI accounting adjustments	(8,393)	(3,243)	(11,636)
Total consumer loans	$28,080,674	1,162,401	29,243,075
December 31, 2015
By delinquency status:
Current-29 DPD	$8,776,254	1,328,855	10,105,109
30-59 DPD	42,987	19,275	62,262
60-89 DPD	24,004	9,049	33,053
90-119 DPD	14,201	5,100	19,301
120-179 DPD	14,976	6,804	21,780
180+ DPD	88,064	21,952	110,016
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2016
By FICO:
< 600	$244,791	122,872	367,663
600-639	187,591	82,890	270,481
640-679	482,580	138,833	621,413
680-719	1,257,445	207,950	1,465,395
720-759	4,050,105	233,002	4,283,107
760-799	13,931,253	242,464	14,173,717
800+	7,796,472	123,402	7,919,874
No FICO available	138,830	14,231	153,061
Remaining PCI accounting adjustments	(8,393)	(3,243)	(11,636)
Total consumer loans	$28,080,674	1,162,401	29,243,075
December 31, 2015
By FICO:
< 600	$262,799	141,809	404,608
600-639	214,494	108,603	323,097
640-679	431,433	181,071	612,504
680-719	860,106	239,838	1,099,944
720-759	1,433,933	270,970	1,704,903
760-799	3,696,156	282,387	3,978,543
800+	1,952,028	146,248	2,098,276
No FICO available	109,537	20,109	129,646
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
September 30, 2016
By LTV/CLTV:
0-60%	$12,713,736	350,702	13,064,438
60.01-80%	13,265,944	305,088	13,571,032
80.01-100%	1,823,872	291,137	2,115,009
100.01-120% (1)	170,994	145,176	316,170
> 120% (1)	93,322	71,782	165,104
No LTV/CLTV available	21,199	1,759	22,958
Remaining PCI accounting adjustments	(8,393)	(3,243)	(11,636)
Total consumer loans	$28,080,674	1,162,401	29,243,075
December 31, 2015
By LTV/CLTV:
0-60%	$4,408,951	381,782	4,790,733
60.01-80%	3,628,951	355,758	3,984,709
80.01-100%	718,484	352,406	1,070,890
100.01-120% (1)	125,295	196,760	322,055
> 120% (1)	55,217	101,808	157,025
No LTV/CLTV available	23,588	2,521	26,109
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	2,378	1,706
Total commercial	2,378	1,706
Consumer:
Real estate 1-4 family first mortgage	175,086	201,531
Real estate 1-4 family junior lien mortgage	50,812	64,718
Total consumer	225,898	266,249
Total nonaccrual loans (excluding PCI)	$228,276	267,955

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $2.3 million at September 30, 2016, and $4.4 million at December 31, 2015, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sep 30, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	2,252
Total commercial	—	2,252
Consumer:
Real estate 1-4 family first mortgage	3,633	8,365
Real estate 1-4 family junior lien mortgage	2,469	2,462
Total consumer	6,102	10,827
Total past due (excluding PCI)	$6,102	13,079

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $12.9 million at September 30, 2016 and $15.7 million at December 31, 2015.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2016
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	3,711	3,285	3,285	1,226
Total commercial	3,711	3,285	3,285	1,226
Consumer:
Real estate 1-4 family first mortgage	431,398	359,829	251,512	50,365
Real estate 1-4 family junior lien mortgage	117,324	105,794	86,819	24,129
Total consumer	548,722	465,623	338,331	74,494
Total impaired loans (excluding PCI)	$552,433	468,908	341,616	75,720
December 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	4,097	3,378	3,378	783
Total commercial	4,097	3,378	3,378	783
Consumer:
Real estate 1-4 family first mortgage	461,186	382,596	256,669	44,077
Real estate 1-4 family junior lien mortgage	130,787	117,269	96,511	29,598
Total consumer	591,973	499,865	353,180	73,675
Total impaired loans (excluding PCI)	$596,070	503,243	356,558	74,458

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—	—	—	—	—
Secured by real estate	3,358	11	11,351	821	3,828	60	8,170	898
Total commercial	3,358	11	11,351	821	3,828	60	8,170	898
Consumer:
Real estate 1-4 family first mortgage	363,593	5,867	388,609	5,681	372,254	17,120	392,712	17,183
Real estate 1-4 family junior lien mortgage	107,935	2,240	119,882	2,370	111,742	6,935	121,797	7,146
Total consumer	471,528	8,107	508,491	8,051	483,996	24,055	514,509	24,329
Total impaired loans	$474,886	8,118	519,842	8,872	487,824	24,115	522,679	25,227
Interest income:
Cash basis of accounting		$2,511		3,381		7,443		8,580
Other (1)		5,607		5,491		16,672		16,647
Total interest income		$8,118		8,872		24,115		25,227

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $468.9 million and $502.4 million at September 30, 2016 and December 31, 2015, respectively. We do not consider any loans modified through a loan resolution such as foreclosure or short sale to be a TDR.
We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. Most of the planned modifications for these arrangements involve interest rate reductions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program - HAMP) and junior lien (i.e. Second Lien Modification Program - 2MP) mortgage loans.

At September 30, 2016, the loans in trial modification period were $6.2 million under HAMP, $774 thousand under 2MP and $5.9 million under proprietary programs, compared with $7.4 million, $663 thousand and $7.6 million at December 31, 2015, respectively. Trial modifications with a recorded investment of $4.9 million at September 30, 2016, and $5.8 million at December 31, 2015, were accruing loans and $8.0 million and $9.9 million, respectively, were nonaccruing loans. Our experience is that most of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. As previously discussed, our allowance process considers the impact of those modifications that are probable to occur including the associated credit cost and related re-default risk.
For those loans that may be modified more than once, the following table reflects each modification that occurred during the period. Loans that both modify and pay off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2016
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	2,106	2,106	—	—	—
Total commercial	—	—	2,106	2,106	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2,079	3,107	3,267	8,453	258	3.48	5,110
Real estate 1-4 family junior lien mortgage	111	738	866	1,715	437	3.88	848
Trial modifications (6)	—	—	1,181	1,181	—	—	—
Total consumer	2,190	3,845	5,314	11,349	695	3.54	5,958
Total	$2,190	3,845	7,420	13,455	695	3.54%	$5,958
Quarter ended September 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	3,588	5,887	4,657	14,132	485	3.68	8,825
Real estate 1-4 family junior lien mortgage	704	1,441	974	3,119	552	4.58	2,089
Trial modifications (6)	—	—	(350)	(350)	—	—	—
Total consumer	4,292	7,328	5,281	16,901	1,037	3.85	10,914
Total	$4,292	7,328	5,281	16,901	1,037	3.85%	$10,914

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2016
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	3,954	3,954	—	—	—
Total commercial	—	—	3,954	3,954	—	—	—
Consumer:
Real estate 1-4 family first mortgage	5,914	8,086	13,137	27,137	1,297	3.48	12,798
Real estate 1-4 family junior lien mortgage	794	3,425	3,211	7,430	1,478	3.82	4,012
Trial modifications (6)	—	—	(1,133)	(1,133)	—	—	—
Total consumer	6,708	11,511	15,215	33,434	2,775	3.56	16,810
Total	$6,708	11,511	19,169	37,388	2,775	3.56%	$16,810
Nine months ended September 30, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	3,884	3,884	—	—	—
Total commercial	—	—	3,884	3,884	—	—	—
Consumer:
Real estate 1-4 family first mortgage	7,796	16,405	14,418	38,619	1,655	3.46	22,467
Real estate 1-4 family junior lien mortgage	1,401	3,716	3,816	8,933	1,484	4.98	4,747
Trial modifications (6)	—	—	1,634	1,634	—	—	—
Total consumer	9,197	20,121	19,868	49,186	3,139	3.73	27,214
Total	$9,197	20,121	23,752	53,070	3,139	3.73%	$27,214

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $2.7 million and $5.2 million for the quarters ended September 30, 2016 and 2015, and $6.9 million and $13.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $290 thousand and $1.1 million for the quarters ended September 30, 2016 and 2015, and $1.0 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	—	—	807	—
Total commercial	—	—	807	—
Consumer:
Real estate 1-4 family first mortgage	835	1,797	1,759	4,264
Real estate 1-4 family junior lien mortgage	573	383	885	814
Total consumer	1,408	2,180	2,644	5,078
Total	$1,408	2,180	3,451	5,078

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of September 30, 2016 and December 31, 2015, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2015 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2016
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	33,370,438	—	—	34,842,564	34,842,564

Financial liabilities
Line of credit with Bank (1)	1,369,954	—	—	1,369,954	1,369,954
December 31, 2015
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	13,135,314	—	—	13,892,807	13,892,807

Financial liabilities
Line of credit with Bank (1)	828,149	—	—	828,149	828,149

(1)	Amounts consist of financial instruments for which carrying value approximates fair value.

(2)	Carrying amount reflects net discount and allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
September 30, 2016
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587
December 31, 2015
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	12,900,000	0.01	129,000
Total		111,001,000	23,900,667		$239,007

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
On August 26, 2016, the Company issued and sold 21.2 million shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $20.0 billion. The shares were sold to affiliates of the Company. The Company used the proceeds from the issuance to acquire REIT Qualified Assets (as described in the our Annual Report on Form 10-K for the year ended December 31, 2015) from affiliates. Following the issuance, indirect wholly-owned subsidiaries of Wells Fargo Bank, N.A. continue to own 100% of the Company’s common stock.

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

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Income statement data
Interest income:
Net accretion of adjustments on loans	$4,694	20,926	42,538	62,904
Interest on deposits	4,064	—	4,303	304
Total interest income	8,758	20,926	46,841	63,208
Pledge fees	8,715	1,538	16,457	1,856
Interest expense	1,272	377	2,029	644
Loan servicing costs	13,308	9,074	30,848	26,598
Management fees	4,441	2,871	11,843	8,328

(in thousands)	Sep 30, 2016	Dec 31, 2015
Balance sheet related data
Loan acquisitions (year-to-date)	$23,339,146	3,303,296
Proceeds from common stock issuance	20,000,050	—
Loan sales (year-to-date)	(203,762)	(11,751)
Pledged loans (carrying value) (1)	21,484,462	5,760,284
Foreclosed asset sales (year-to-date)	(8,493)	(11,137)
Line of credit with Bank	1,369,954	828,149
Accounts receivable - affiliates, net	302,171	70,982

(1)	The fair value of pledged loans was approximately $22.4 billion and $6.1 billion at September 30, 2016 and December 31, 2015, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion is reported within interest income. Gains or losses on sales of loans are included within noninterest income. We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. At September 30, 2016 and September 30, 2015, the fee was equal to an annual rate of 28 basis points (0.28%) and 11 basis points (0.11%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.
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
Date: November 7, 2016

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