Form 10-K
period 2016-12-31
Wells Fargo Real Estate Investment Corp.
filed 2017-03-09
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)
For the Fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of December 31, 2016, none of Wells Fargo Real Estate Investment Corporation’s voting or nonvoting common equity was held by non-affiliates).
As of February 28, 2017, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-K
CROSS-REFERENCE INDEX

This Annual Report on Form 10-K for the year ended December 31, 2016 (this Report), including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forward-looking statements due to several factors. Some of these factors are described in Part II, Item 7 in the Financial Review and in Part II, Item 8 in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in Part II, Item 7 of this Report.

“WFREIC,” the “Company,” “we,” “our,” and “us” refer to Wells Fargo Real Estate Investment Corporation, and where relevant, Wells Fargo Bank, National Association, acting on our behalf; the "Bank" refers to Wells Fargo Bank, National Association; and “Wells Fargo” refers to Wells Fargo & Company.
Part I

Item 1. Business.
General
We are a Delaware corporation incorporated on August 29, 1996 and have been operating as a real estate investment trust (REIT) for U.S. federal income tax purposes since our formation. We are an indirect subsidiary of Wells Fargo and the Bank.

Our organizational structure as of December 31, 2016 was:

Wells Fargo & Company (100% of the common stock of Wells Fargo Bank, National Association, directly and indirectly)

Wells Fargo Bank, National Association (100% of the common stock of Wells Fargo Preferred Funding Holding Corp., Wells Fargo Insurance Re., Inc., and Silver Asset Management, Inc., indirectly)

$275,000,000 Aggregate Liquidation Preference Series A Preferred Stock(100% Public Investors)	Common Stock (37.9% Wells Fargo Preferred Funding Holding Corp. 35.7% Wells Fargo Insurance Re., Inc., 26.4% Silver Asset Management, Inc.)
$667,000 Aggregate Liquidation Preference Series B Preferred Stock
(80.7% Wells Fargo Preferred Funding Holding Corp.
18.3% Current or Former Wells Fargo Employees and Other Third-Party Investors
1.0% Wells Fargo & Company)

Wells Fargo Real Estate Investment Corporation

Our principal business is to acquire, hold and manage domestic mortgage assets and other authorized investments. Although we have the authority to acquire interests in real estate loans and other authorized investments from unaffiliated third parties, as of December 31, 2016, substantially all of our interests in mortgages and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. The

Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time real estate loans or other assets from unaffiliated third parties. In addition, we may acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank.

In November 2013, the Company’s then parent, Wachovia Preferred Funding Corp. (WPFC), contributed $7.1 billion of loans in the form of an assignment of its participation interests from the bank. The contribution of assets was an equity transaction between entities under common control; therefore, the assets were recorded at the parent's book value, including allowance for credit losses and unamortized premiums and discounts on loans. The parent also contributed $1.5 billion of cash during 2013. We did not issue additional shares of common stock to the parent in respect of these contributions; accordingly, the contributions were recorded as an increase in additional paid-in capital.
On August 26, 2016, the Company issued and sold 21.2 million shares of common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Subsequent to the issuance, the Company used the proceeds, as well as proceeds from loan pay-downs and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of commercial secured by real estate loans (Third Quarter 2016 Loan Acquisitions).
Substantially all of the loans in our portfolio are serviced by the Bank pursuant to the terms of loan participation and servicing and assignment agreements. The Bank has delegated servicing responsibility for certain loans to third parties, which are not affiliated with us or the Bank.
General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

General

We do not have lending operations. Instead, we expect to acquire our loans principally from the Bank. See “Assets in General; Participation Interests and Transfers” in this Report.

Authorized Investments

As a REIT, the Internal Revenue Code of 1986, as amended (the Code), requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code also requires that not more than 25% (20% with respect to the Company's taxable years beginning after December 31, 2017) of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. We make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our independent directors, to determine that it is in our best interest and the best interest of our stockholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. For the tax year ended December 31, 2016, we expect to be taxed as a REIT.
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

Consumer Loans

Our consumer loan portfolio consists of real estate 1-4 family first mortgage loans and real estate 1-4 family junior lien mortgage loans. We refer to residential mortgage loans typically made for personal, family or household use and evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first lien on 1-4 family real estate property as “real estate 1-4 family first mortgage loans” and those creating a lien junior to a first lien on 1-4 family real estate property as “real estate 1-4 family junior lien mortgage loans” and collectively as “real estate 1-4 family mortgage loans” or “consumer loans.” Our portfolio of real estate 1-4 family mortgage loans consists of both adjustable and fixed rate mortgages.
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
Our portfolio of real estate 1-4 family junior lien mortgage loans includes loans each secured by a junior lien mortgage that typically is on the borrower’s residence and typically are made for reasons such as home improvements, acquisition of furniture and fixtures, purchases of automobiles and debt consolidation. Generally, junior liens are repaid on an amortization basis. Substantially all of our portfolio of real estate 1-4 family junior lien mortgage loans consists of loans that bear interest at fixed rates.

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
Our CSRE portfolio consists of both mortgage loans and construction loans, where loans are secured by real estate. As of December 31, 2016, C&I loans were less than 1 percent of total loans. Most of the loans in our C&I loan portfolio, as measured by the outstanding principal amount, were unsecured and the remainder were secured by short-term assets, such as accounts receivable and inventory, or long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment. Unsecured loans are more likely than secured loans to result in a loss upon default.
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
Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency (the OCC) will have the authority to issue an order that restricts our ability to make dividend payments to our common and preferred stockholders. National banking laws and other banking regulations limit the total dividend payments made by a consolidated banking entity to be the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator. In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2016, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines. Finally, Wells Fargo and its subsidiaries, including WFREIC, are subject to broad prudential supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve), which may result in a limitation on or the elimination of our ability to pay dividends on our common and preferred stock, including, for example, in the event that the OCC had not otherwise restricted the payment of such dividends as described above and the Federal Reserve determines that such payment would constitute an unsafe and unsound practice.
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
In addition, the board of directors has limited our acquisitions so that non-Qualifying Interests and other permitted real estate-type assets for purposes of the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act will be no greater than 20% of the total value of our total assets. We do not have specific policies with respect to the percentage of consumer and commercial loans we hold.
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
We may from time to time acquire a limited amount of other authorized investments, including mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by real estate 1-4 family mortgage loans or commercial real estate properties located throughout the U.S. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. As of December 31, 2016, we did not hold any mortgage-backed securities.

We do not have a direct contractual relationship with borrowers under the loan participation and servicing and assignment agreements. As the holder of participation interests in loans, substantially all of which currently are serviced by the Bank, the Company is dependent on the servicing and efforts of the Bank. See “Servicing” in this Report.

Credit Risk Management Policies

For a description of our credit risk management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in this Report.

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
Conflicts of interest among us and the Bank or its affiliates may also arise in connection with making decisions that bear upon the credit arrangements that the Bank or its affiliates may have with a borrower under a loan. Conflicts also could arise in connection with actions taken by us or the Bank or its affiliates. In addition, conflicts could arise between the Bank or its affiliates and us in connection with modifications to consumer loans, including under modifications made pursuant to the Bank’s proprietary programs.
It is our intention that any agreements and transactions between us and the Bank or its affiliates, including, without limitation, any loan participation and servicing and assignment agreements, be fair to all parties and consistent with market terms for such types of transactions. Our board of directors consists of mostly independent directors, and the requirement in our amended and restated certificate of incorporation that certain of our actions be approved by a majority of our independent directors is intended to ensure fair dealings among us and the Bank or its affiliates. There can be no assurance, however, that any such agreement or transaction will not differ from terms that could have been obtained from unaffiliated third parties.
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
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks; provided that, after giving effect to any and all such pledges of assets, the unpaid principal balance of our total unpledged, performing assets (which, for the avoidance of doubt, shall not be pledged in respect of any other indebtedness we incur or otherwise) will equal or exceed three times the sum of the aggregate liquidation preference of our Series A and Series B preferred stock then outstanding plus any other parity stock then outstanding. Performing assets are assets other than nonaccrual loans and foreclosed assets.
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

Competition

In order to qualify as a REIT under the Code, we can only be a passive investor in real estate loans and certain other assets. Thus, we do not originate loans. We anticipate that we will continue to hold interests in mortgage and other loans in addition to those in the current portfolio and that substantially all of these loans will be obtained from the Bank. The Bank competes with mortgage conduit programs, investment banking firms, savings and loan associations, banks, savings banks, finance companies, mortgage bankers or insurance companies in acquiring and originating loans. To the extent we acquire additional loans or participation interests directly from unaffiliated third parties in the future, we will face competition similar to that which the Bank faces in acquiring such loans or participation interests.

Regulatory Considerations

Economic, market and political conditions during the past few years have led to a significant amount of legislation and regulation in the U.S. and abroad affecting the financial services industry, as well as heightened expectations and scrutiny of financial services companies from banking regulators. Further legislative changes and additional regulations may change our operating environment in substantial and unpredictable ways. We cannot predict whether future legislative proposals will be enacted and, if enacted, the effect that they, or any implementing regulations, would have on our business, results of operations or financial condition. The same uncertainty exists with respect to regulations authorized or required under the Dodd-Frank Act that have not yet been proposed or finalized. Any such new legislation or regulation could be the basis of a regulatory event that would permit us to redeem our Series A preferred stock.
As a REIT, we are subject to regulation under the Code. The Code requires us to invest at least 75% of the total value of our assets in REIT Qualified Assets. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act. See “– General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report for more detailed descriptions of the requirements of the Code applicable to us and the requirements we have to follow in order not to be subject to regulation under the Investment Company Act. Any new legislation or new regulations, administrative interpretations or court decisions related to the Code or the Investment Company Act could be the basis of a tax event or an investment company event that would permit us to redeem our Series A preferred stock.
Under certain circumstances, the OCC and the Federal Reserve have the authority to restrict our ability to make dividend payments to our stockholders. See “– Dividend Policy” in this Report for a more detailed description of such restrictions.

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
Information in response to this item can be found in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in this Report, which information is incorporated by reference into this item.
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
General

The Company’s common stock is owned by three subsidiaries of the Bank. The Company’s Series B preferred stock is owned by Wells Fargo and Wells Fargo Preferred Funding Holding Corp. (WFPFHC) as well as current and former employees of Wells Fargo and other third party investors. The common stock and Series B preferred stock are not listed on any securities exchange. The Company's Series A preferred stock is listed on the NYSE.

Dividends

For the years ended December 31, 2016 and December 31, 2015, the Company declared and paid cash dividends of $36.52 and $44.34 per share on its common stock, respectively. In addition, for the years ended December 31, 2016 and December 31, 2015, the Company declared and paid cash dividends of $1.59 per share on its Series A preferred stock and $85.00 per share on its Series B preferred stock. Please see Part I, Item 1 “Business – Dividend Policy” in this Report for a description of our policies regarding dividends.

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

As reflected on the following table, selected financial data is derived from our audited financial statements. This data should be read in conjunction with the financial statements, related notes and other financial information presented elsewhere in this Report.

		Year ended December 31,
($ in thousands, except per share data)	2016	2015	2014	2013 (1)	2012	2011
Income statement data
Net interest income	$867,088	674,674	695,028	297,425	203,422	240,385
Noninterest income (2)	30,112	4,905	653	225	491	728
Revenue	897,200	679,579	695,681	297,650	203,913	241,113
Provision (reversal of provision) for credit losses	29,855	(26,330)	6,665	18,235	45,376	35,615
Noninterest expense	83,530	59,931	51,052	21,985	15,445	16,119
Net income	783,815	645,978	637,964	257,430	143,092	189,379
Diluted earnings per common share (3)	37.75	48.71	49.37	19.95	11.09	14.68
Dividends declared per common share (3)	$36.52	44.34	46.74	24.81	14.42	18.06
			December 31,
		2016 (4)	2015	2014	2013 (1)	2012
Balance sheet data
Loans		$31,309,993	13,256,180	12,949,277	13,120,341	4,112,498
Allowance for loan losses		123,877	120,866	184,437	243,752	65,340
Total assets		32,398,411	13,244,868	12,859,405	12,966,194	4,114,993
Total liabilities		4,227	831,961	502,888	909,563	452,371
Total stockholders’ equity		$32,394,184	12,412,907	12,356,517	12,056,631	3,662,622

(1)	Includes $7.0 billion asset contribution from WPFC in November 2013.

(2)	Includes $32.3 million and $4.4 million of pledge fees in 2016 and 2015, respectively, see Note 6 (Transactions With Related Parties) in this Report for additional details.

(3)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

(4)	Balances at December 31, 2016, reflect $21.0 billion of loans acquired in the Third Quarter 2016 Loan Acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Review
On August 26, 2016, the Company issued and sold 21.2 million shares of the Company’s common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Subsequent to the issuance, the Company used the proceeds, as well as proceeds from loan pay-downs and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of CSRE loans.

Summary Financial Data
($ in thousands, except per share data)	2016	2015	% Change
For the year
Net income	$783,815	645,978	21%
Net income applicable to common stock	766,227	628,390	22
Diluted earnings per common share	37.75	48.71	(23)
Profitability ratios
Return on average assets	3.72%	4.98	(25)
Return on average stockholders’ equity	4.03	5.21	(23)
Average stockholders’ equity to assets	92.30	95.66	(4)
Common dividend payout ratio (1)	96.74	91.03	6
Dividend coverage ratio (2)	4,457	3,673	21
Total revenue	$897,200	679,579	32
Average loans	19,762,361	12,837,099	54
Average assets	21,087,962	12,970,054	63
Net interest margin	4.15%	5.21	(20)
Net loan charge-offs	$20,522	32,370	(37)
As a percentage of average total loans	0.10%	0.25	(60)
At year end
Loans	$31,309,993	13,256,180	136
Allowance for loan losses	123,877	120,866	2
As a percentage of total loans	0.40%	0.91	(56)
Total assets	$32,398,411	13,244,868	145
Total stockholders’ equity	32,394,184	12,412,907	161
Total nonaccrual loans and foreclosed assets	219,028	269,951	(19)
As a percentage of total loans	0.70%	2.04	(66)
Loans 90 days or more past due and still accruing (3)	$7,507	13,079	(43)

(1)	Dividend declared per common share as a percentage of earnings per common share.

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

Overview

Our principal business is to acquire, hold and manage domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for federal income tax purposes and are an indirect subsidiary of Wells Fargo and the Bank.
As of December 31, 2016, we had $32.4 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

REIT Tax Status
For the tax year ended December 31, 2016, we complied with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT.
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

Third Quarter 2016 Common Stock Issuance and Related Loan Acquisitions
On August 26, 2016, the Company issued and sold, to affiliates of the Company, 21.2 million shares of common stock, par value $0.01 per share, for an aggregate purchase price of $20.0 billion. Following the issuance, indirect wholly-owned subsidiaries of the Bank continue to own 100% of the Company’s common stock.
We used proceeds from the common stock issuance, as well as proceeds from loan pay-downs and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of Commercial Secured by Real Estate (CSRE) loans in third quarter 2016 (Third Quarter 2016 Loan Acquisitions). The weighted average FICO score and LTV ratio for real estate 1-4 family first mortgage loans included in the acquisition was 783 and 62%, respectively, compared with 762 and 57% as of

September 30, 2016, for our existing portfolio. The percentage of acquired CSRE loan risk ratings, based on recorded investment, designated as Pass under the Bank's borrower and collateral quality ratings was 100%, compared with 99.6% as of September 30, 2016, for our existing CSRE portfolio.

Financial Performance
We earned net income of $783.8 million in 2016, or $37.75 diluted earnings per common share, compared with $646.0 million in 2015, or $48.71 diluted earnings per common share, and $638.0 million, or $49.37 diluted earnings per common share, in 2014. The 2016 increase in net income was predominantly attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a higher provision for credit losses. The 2015 increase in net income was primarily attributable to lower levels of provision for credit losses, partially offset by decreases in net interest income.

Loans
Total loans were $31.3 billion at December 31, 2016, compared with $13.3 billion at December 31, 2015. Net loans represented 96% of assets at December 31, 2016, and 99% at December 31, 2015.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, reflected the continued improvement of the housing market. Net charge-offs were $20.5 million in 2016 (0.10% of average loans) compared with $32.4 million in 2015 (0.25% of average loans) and $62.0 million (0.49% of average loans) in 2014. Nonaccrual loans were $216.5 million at December 31, 2016, compared with $268.0 million at December 31, 2015. Loans 90 days or more past due and still accruing were $7.5 million at December 31, 2016, compared with $13.1 million at December 31, 2015.
Our provision for credit losses was $29.9 million in 2016, compared with a reversal of provision for credit losses of $26.3 million in 2015 and a provision for credit losses of $6.7 million in 2014. The higher level of provision in 2016 compared to a year ago reflected loan growth as well as moderation in the rate of delinquency improvement. The reversal of provision for credit losses in 2015 reflected the continued strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. See the “Risk Management – Credit Risk Management” section in this Report for more information.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At December 31, 2016, the total carrying amount of pledged loans was $20.2 billion, compared with $5.8 billion at December 31, 2015. We earned $32.3 million in pledge fees in 2016, compared with $4.4 million in 2015. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Capital Distributions
Dividends declared on our Series A preferred stock totaled $17.5 million in 2016 and 2015, compared with $1.0 million declared in 2014. Dividends declared on our Series B preferred stock totaled $57 thousand each year in 2016, 2015 and 2014.

Dividends declared to holders of our common stock totaled $785.0 million, $572.0 million and $603.0 million in 2016, 2015 and 2014, respectively.

Earnings Performance

Net Income
We earned net income of $783.8 million, $646.0 million and $638.0 million in 2016, 2015 and 2014, respectively. The 2016 increase in net income was attributable to a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by higher provision for credit losses and a decrease in yield. The 2015 increase in net income was predominantly attributable to lower levels of provision for credit losses, partially offset by decreases in net interest income.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $867.1 million in 2016, compared with $674.7 million and $695.0 million in 2015 and 2014, respectively. The increase in 2016 was attributable to a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a decrease in yield. The decrease in 2015 was primarily attributable to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 4.15% in 2016 compared with 5.21% in 2015 and 5.47% in 2014. The decrease in net interest margin in 2016 was attributable to the investment of proceeds from the common stock issuance in third quarter 2016 and proceeds from loan pay-downs and payoffs into lower yielding loans, as well as dilution from having higher average interest-bearing deposits. The decrease in net interest margin in 2015 was primarily due to the reinvestment of higher yielding loan pay-downs and payoffs into lower yielding loans. Interest income included net accretion of adjustments on loans of $37.4 million in 2016 compared with $83.0 million in 2015 and $64.3 million in 2014. The decrease in net accretion of adjustments on loans in 2016 compared with 2015 was attributable to loan acquisitions resulting in a net unamortized premium in 2016. The increase in 2015 compared with 2014 was primarily driven by higher loan pay-downs and payoffs when the portfolio had a net unamortized discount. Loan pay-downs and payoffs represented 24.2% of average loan balances during 2016 compared with 23.3% and 21.2% during 2015 and 2014, respectively.

We expect continued downward pressure on our net interest margin as we invest available funds in the current low interest rate environment. The Company believes interest income will increase due to the larger interest-earning asset base as a result of the Third Quarter 2016 Loan Acquisitions; however, interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $2.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $2.7 million in 2016, compared with $1.2 million in 2015 and $1.4 million in 2014. Average borrowings were $524.0 million for 2016, compared with $318.2 million for 2015 and $367.5 million for 2014. The weighted average interest rate for 2016 was 0.52% compared with 0.39% in 2015 and 0.38% in 2014. The increase in weighted average interest rate in 2016 compared with 2015 and 2014 was attributable to an increase in the average federal funds rate.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of changes that influenced net interest income. The dollar amount of changes in interest income related to our interest-earning assets and liabilities for the years ended December 31, 2016 and 2015 are presented in Table 2.

Table 1: Interest Income

	Year ended December 31,
			2016			2015
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$3,064,190	79,737	2.60%	$2,939,903	70,403	2.39%
Real estate 1-4 family mortgage loans	16,698,171	785,490	4.70	9,897,196	605,198	6.11
Interest-bearing deposits and other interest-earning assets	1,124,991	4,595	0.41	119,881	304	0.25
Total interest-earning assets	$20,887,352	869,822	4.16	$12,956,980	675,905	5.22
Funding sources
Line of credit with Bank	$523,991	2,734	0.52	$318,150	1,231	0.39
Total interest-bearing liabilities	$523,991	2,734	0.52	$318,150	1,231	0.39
Net interest margin and net interest income		$867,088	4.15%		$674,674	5.21%

	Year ended December 31,
			2014			2013
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$2,723,579	67,760	2.49%	$581,607	15,193	2.61%
Real estate 1-4 family mortgage loans	9,950,010	628,608	6.32	5,017,931	283,205	5.64
Interest-bearing deposits and other interest-earning assets	22,677	57	0.25	93,697	237	0.25
Total interest-earning assets	$12,696,266	696,425	5.49	$5,693,235	298,635	5.25
Funding sources
Line of credit with Bank	$367,479	1,397	0.38	$318,215	1,210	0.38
Total interest-bearing liabilities	$367,479	1,397	0.38	$318,215	1,210	0.38
Net interest margin and net interest income		$695,028	5.47%		$297,425	5.22%

				Year ended December 31,
						2012
(in thousands)				Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans				$449,424	10,318	2.30%
Real estate 1-4 family mortgage loans				2,836,831	192,062	6.77
Interest-bearing deposits and other interest-earning assets				486,161	1,069	0.22
Total interest-earning assets				$3,772,416	203,449	5.39
Funding sources
Line of credit with Bank				$6,853	26	0.38
Total interest-bearing liabilities				$6,853	26	0.38
Net interest margin and net interest income on a tax-equivalent basis (1)					$203,423	5.39%

(1)	Includes tax-equivalent adjustments (only applicable to 2012).

Table 2: Analysis of Changes in Interest Income

	Year ended December 31,
	2016 over 2015			2015 over 2014
	Interest income/ expense variance	Variance attributable to		Interest income/ expense variance	Variance attributable to
(in thousands)		Rate	Volume		Rate	Volume
Commercial loans	$9,334	6,229	3,105	2,643	(2,638)	5,281
Real estate 1-4 family mortgage loans	180,292	(187,603)	367,895	(23,410)	(20,127)	(3,283)
Interest-bearing deposits and other interest-earning assets	4,291	964	3,327	247	2	245
Total interest-earning assets	$193,917	(180,410)	374,327	(20,520)	(22,763)	2,243
Line of credit with Bank	$1,503	568	935	(166)	23	(189)
Total interest-bearing liabilities	$1,503	568	935	(166)	23	(189)

Provision for Credit Losses
The provision for credit losses was $29.9 million in 2016, compared with a reversal of provision for credit losses of $26.3 million in 2015 and provision for credit losses of $6.7 million in 2014. The higher level of provision in 2016 reflected loan growth as well as moderation in the rate of delinquency improvement. The lower level of provision in 2015 compared with 2014 reflected continued strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. Please refer to the “Balance Sheet Analysis” and “Risk Management-Credit Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in 2016 was $30.1 million, compared with $4.9 million in 2015 and $653 thousand in 2014. In 2016 and 2015, noninterest income predominantly consisted of pledge fees.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. We earned $32.3 million in pledge fees during 2016, compared with $4.4 million in 2015 and none in 2014. The increase in both periods was attributable to a higher average pledged loan balance as well as a higher pledge fee rate. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report for more information.
Other income in 2016 was a net loss of $2.2 million, compared with income of $542 thousand in 2015 and $653 thousand in 2014. The loss in 2016 was due to $2.7 million of losses on sales of loans to the Bank. There were no gains or losses on sales of loans to the Bank in 2015 or 2014.

Noninterest Expense
Noninterest expense in 2016 was $83.5 million, compared with $59.9 million in 2015 and $51.1 million in 2014. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a)

outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs were $50.8 million in 2016, compared with $35.7 million and $37.3 million in 2015 and 2014, respectively. The increase in 2016 was attributable to the Third Quarter 2016 Loan Acquisitions. The decrease in 2015 was the result of loans with a lower servicing fee charge representing a larger proportion of the portfolio compared with 2014.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees are calculated based on Wells Fargo’s total allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $18.7 million in 2016, compared with $11.2 million in 2015 and $3.1 million in 2014. The increase in management fees in 2016 related to an increase in the proportion of overhead expenses allocated to us due to higher total average assets resulting from the common stock issuance in third quarter 2016, as well as an increase in Wells Fargo’s general overhead expenses, including technology and risk management expenses. The increase in management fees in 2015 related to an increase in Wells Fargo's general overhead expenses, including technology and risk management expenses, as well as the proportion of such overhead expenses allocated to us.
Foreclosed assets expense was $12.9 million in 2016, $11.8 million in 2015, and $9.8 million in 2014. The increase in 2016 and 2015 were due to higher costs of maintaining our foreclosed assets, including tax, legal and insurance expenses. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $32.4 billion at December 31, 2016, and $13.2 billion at December 31, 2015. The increase is attributable to the Third Quarter 2016 Loan Acquisitions through the use of proceeds from the common stock issuance.
Loans
Total loans were $31.3 billion at December 31, 2016, and $13.3 billion at December 31, 2015. In 2016, we acquired $21.4 billion of consumer loans and $1.9 billion of commercial loans from the Bank at their estimated fair value using proceeds from the common stock issuance and loan pay-downs and payoffs. In 2015, we acquired $2.9 billion of consumer loans and $399.2 million of commercial loans from the Bank at their estimated fair value. At December 31, 2016 and 2015, consumer loans represented 87% and 78% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses increased $3.0 million to $123.9 million at December 31, 2016, from $120.9 million at December 31, 2015, due to loan growth through acquisition, partially offset by continued improvement in the housing environment. The slight increase in allowance for loan losses despite the substantial loan portfolio growth reflected the high credit quality of loans acquired.
At December 31, 2016, the allowance for loan losses included $95.4 million for consumer loans and $28.5 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan pay-downs and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $2.2 billion line of credit to finance loan acquisitions. At December 31, 2016 and 2015, we had zero and $828.1 million outstanding, respectively.

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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2016 are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years.
The following table summarizes differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income.

Table 3: Taxable income before dividends paid deduction

	December 31,
(in thousands)	2016	2015	2014
Net income	$783,815	645,978	637,964
Tax adjustments:
Purchase accounting	1,795	5,954	11,706
Allowance for credit losses	3,491	(63,636)	(59,695)
Other	2,090	(436)	(670)
REIT taxable income (1)	$791,191	587,860	589,305
Dividends declared	$802,588	589,588	604,079

(1)	2016 REIT taxable income is an estimate.

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

Wells Fargo’s Risk Culture and Risk Framework
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk framework, which outlines the enterprise-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to the enterprise. The risk framework consists of three lines of defense – (1) Wells Fargo’s lines of business and certain other corporate functions, (2) Corporate Risk, Wells Fargo’s primary second-line of defense led by its Chief Risk Officer who is our Chief Executive Officer and a director, and (3) Wells Fargo Audit Services, Wells Fargo’s internal audit function which regularly reports to the Company’s Audit Committee.
Key elements of the Wells Fargo risk framework include:

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

•
Designing risk frameworks, programs, policies, standards, procedures, controls, processes, and practices that are effective and aligned, and facilitate the active and timely management of current and emerging risks across the enterprise.

•	Structuring an effective and independent Corporate Risk function.

•	Maintaining an independent internal audit function.

Wells Fargo has established several management-level governance committees to support its leaders in carrying out their risk management responsibilities. The risk governance committee structure is designed so that significant risk issues are considered and, if necessary, decided upon at the appropriate level of the enterprise and by the appropriate mix of executives. While these committees may not separately consider issues at the Company level, the assets of the Company are inherently subject to the oversight of these committees because its assets are consolidated on the Wells Fargo balance sheet.

The Enterprise Risk Management Committee, chaired by the Wells Fargo Chief Risk Officer, oversees the management of all risk types across the enterprise, and additionally provides primary oversight for conduct risk, reputation risk and strategic risk.
A number of management-level governance committees that are responsible for issues specific to an individual risk type report into the Enterprise Risk Management Committee. In addition, the management of specific risk types is supported by additional management-level governance committees. Among these committees are the following that are relevant to the Company:

•	Market Risk Committee

•	Operational Risk Management Committee

•	Corporate Asset and Liability Committee

•	Allowance for Credit Losses Approval Governance Committee

Management of the Company are members of each of the listed committees.
Further discussion and specific examples of reporting, measurement and monitoring techniques we use in each risk area are included within the subsequent sub-sections of the Risk Management section.

Credit Risk Management
Our assets consist predominantly of loans, and their related credit risk is among the most significant risks we manage. We define credit risk as the risk to earnings associated with a borrower or counterparty default (failure to meet obligations in accordance with agreed upon terms).
Table 4 represents loans by segment and class of financing receivable and the weighted average maturity for those loans calculated using contractual maturity dates.

Table 4: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Commercial:
Commercial and industrial	$11,223	46,712	1.2	0.8
Secured by real estate	3,973,658	2,871,021	3.4	3.1
Total commercial	3,984,881	2,917,733	3.4	3.0
Consumer:
Real estate 1-4 family first mortgage	26,236,047	8,950,429	25.2	23.0
Real estate 1-4 family junior lien mortgage	1,089,065	1,388,018	15.8	16.2
Total consumer	27,325,112	10,338,447	24.8	22.1
Total loans	$31,309,993	13,256,180	22.1	17.9

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

LOAN PORTFOLIO BY GEOGRAPHY Table 5 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 5: Loan Portfolio by Geography

	December 31, 2016
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,734,902	9,013,042	12,464	10,760,408	34%
New York	16,311	2,293,641	64,500	2,374,452	8
Washington	208,809	1,562,147	1,310	1,772,266	6
Virginia	69,995	1,413,160	110,849	1,594,004	5
Florida	372,032	1,019,921	143,630	1,535,583	5
All other states	1,582,832	10,934,136	756,312	13,273,280	42
Total loans	$3,984,881	26,236,047	1,089,065	31,309,993	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1 percent of total loans at December 31, 2016. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Most of the loans in our C&I portfolio are unsecured at

December 31, 2016, with the remainder secured by short-term assets, such as accounts receivable and inventory, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

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

Table 6: CSRE Loans by State and Property Type

	December 31, 2016
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,734,902	44%
Florida	368,927	9
Washington	208,809	5
Utah	184,942	5
Oregon	181,517	5
All other states	1,294,561	32
Total loans	$3,973,658	100%
By property type:
Office buildings	$1,005,530	25%
Shopping centers	753,126	19
5+ multifamily residences	583,587	15
Warehouses	558,583	14
Retail establishments (restaurants, stores)	467,881	12
Mini-storage	130,114	3
Motels/hotels	121,347	3
Manufacturing plants	84,149	2
Research and development	64,935	2
Commercial/industrial (non-residential)	61,017	2
Other	143,389	3
Total loans	$3,973,658	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related LTV ratio for real estate 1-4 family first mortgage and CLTV ratio for real estate 1-4 family junior lien mortgage loans are presented in combination in Table 7. CLTV means the ratio of the total loan balance of first and junior mortgages to property collateral value. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparable and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. AVMs are generally used in underwriting to support property values on loan originations only where the loan amount is under $250,000. We generally require property visitation appraisals by a qualified independent appraiser for larger residential property loans.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. Loans are generally underwritten at the time of the modification in accordance with underwriting guidelines established for governmental and proprietary loan modification programs. Under these programs, we may provide concessions such as interest rate reductions, forbearance of principal, and in some cases, principal forgiveness. These programs generally include trial payment periods of three to four months, and after successful completion and compliance with terms during this period, the loan is permanently modified. Loans included under these programs are accounted for as troubled debt restructurings (TDRs) at the start of a trial period or at the time of permanent modification, if no trial period is used.
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in 2016, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven by an improving housing environment.

Table 7: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	December 31, 2016
(in thousands)	Real estate 1-4 family mortgage	Current LTV/CLTV ratio (1)
California	$9,025,506	53%
New York	2,358,141	63
Washington	1,563,457	59
Virginia	1,524,009	65
Pennsylvania	1,208,912	64
All other states	11,645,087	63
Total loans	$27,325,112	60

(1)	Collateral values are generally determined using AVMs and are updated quarterly.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS
Net charge-offs as a percentage of average loans improved to 0.07% in 2016, compared with 0.20% in 2015. Nonaccrual loans were $165.1 million at December 31, 2016, compared with $201.5 million at December 31, 2015.

Table 8 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 8: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance (1)		% of loans 30 days or more past due (1)		Loss (recovery) rate (1)
	December 31,		December 31,		Year ended December 31,
(in thousands)	2016	2015	2016	2015	2016	2015
California	$9,012,878	616,333	0.06%	1.09	—	—
New York	2,293,854	718,933	0.68	2.04	0.01	0.12
Washington	1,562,147	504,538	0.09	0.12	(0.01)	(0.01)
Virginia	1,411,434	638,886	0.76	2.30	0.07	0.08
Texas	1,135,109	553,577	0.37	0.68	0.01	0.01
Other	10,808,197	5,901,048	1.25	2.58	0.14	0.27
Total	26,223,619	8,933,315	0.66	2.16	0.07	0.20
PCI	12,428	17,114
Total first mortgages	$26,236,047	8,950,429

(1)	December 31, 2016 reflects $19.1 billion of high quality consumer loans acquired in the Third Quarter 2016 Loan Acquisitions.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs as a percentage of average loans improved to 0.76% in 2016 compared with 1.04% for the same period a year ago. Nonaccrual loans were $48.8 million at December 31, 2016, compared with $64.7 million at December 31, 2015.
Table 9 summarizes delinquency and loss rates by state for our junior lien portfolio.

Table 9: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate
		December 31,	December 31,		Year ended December 31,
(in thousands)	2016	2015	2016	2015	2016	2015
New Jersey	$227,384	281,657	4.82%	5.38	1.14	1.16
Pennsylvania	168,829	212,776	4.21	5.57	1.21	1.06
Florida	143,541	185,249	3.40	3.16	0.26	1.13
Virginia	110,712	141,687	3.42	4.29	1.01	1.01
Georgia	80,038	106,239	2.66	3.27	(0.16)	1.41
Other	357,629	457,178	4.60	4.71	0.67	0.86
Total	1,088,133	1,384,786	4.17	4.62	0.77	1.05
PCI	932	3,232
Total junior lien mortgages	$1,089,065	1,388,018

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 10 summarizes nonperforming assets (NPAs) for the last four years and Table 11 for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.

Note 1 (Summary of Significant Accounting Policies) to Financial Statements describes our accounting policy for nonaccrual and impaired loans.

Table 10: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	2,600	1,706	4,214	8,802	822
Total commercial	2,600	1,706	4,214	8,802	822
Consumer:
Real estate 1-4 family first mortgage	165,117	201,531	236,859	310,069	81,154
Real estate 1-4 family junior lien mortgage	48,806	64,718	80,375	104,423	25,541
Total consumer (1)	213,923	266,249	317,234	414,492	106,695
Total nonaccrual loans (2)(3)	216,523	267,955	321,448	423,294	107,517
Foreclosed assets (4)	2,505	1,996	2,547	5,142	1,820
Total nonperforming assets	$219,028	269,951	323,995	428,436	109,337
As a percentage of total loans (5)	0.70%	2.04	2.50	3.27	2.66

(1)	December 31, 2012, includes the impact of the implementation of guidance issued by bank regulatory agencies in 2012 to put loans in bankruptcy on nonaccrual status.

(2)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(3)	Increase at December 31, 2013 includes nonaccrual loans contributed by WPFC of $304.3 million.

(4)	Increase at December 31, 2013 reflects $2.4 million of foreclosed assets contributed from WPFC.

(5)	Decrease at December 31, 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Table 11: Nonperforming Assets by Quarter During 2016

(in thousands)	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	2,600	2,378	2,783	3,733
Total commercial	2,600	2,378	2,783	3,733
Consumer:
Real estate 1-4 family first mortgage	165,117	175,086	182,814	196,967
Real estate 1-4 family junior lien mortgage	48,806	50,812	55,874	62,316
Total consumer	213,923	225,898	238,688	259,283
Total nonaccrual loans	216,523	228,276	241,471	263,016
Foreclosed assets	2,505	3,384	3,753	3,854
Total nonperforming assets	$219,028	231,660	245,224	266,870
As a percentage of total loans (1)	0.70%	0.69	1.75	2.14

(1)	Decrease beginning September 30, 2016, reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Total NPAs were $219.0 million (0.70% of total loans) at December 31, 2016, and included $216.5 million of nonaccrual loans. Total NPAs were $270.0 million (2.04% of total loans) at December 31, 2015, and included $268.0 million of nonaccrual loans. The decrease in 2016 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.
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
If interest due on all nonaccrual loans (including loans that were, but are no longer on nonaccrual status at year end) had been accrued under the original terms, approximately $12.8 million of interest would have been recorded as income on these loans, compared with $12.5 million actually recorded as interest income in 2016, versus $18.6 million and $14.7 million, respectively, in 2015.

Table 12: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2016	2016	2016	2016	2016	2015
Commercial:
Balance, beginning of period	$2,378	2,783	3,733	1,706	1,706	4,214
Inflows	328	2,128	48	2,253	4,757	10,180
Outflows	(106)	(2,533)	(998)	(226)	(3,863)	(12,688)
Balance, end of period	2,600	2,378	2,783	3,733	2,600	1,706
Consumer:
Balance, beginning of period	225,898	238,688	259,283	266,249	266,249	317,234
Inflows	30,146	31,770	34,964	38,049	134,929	160,163
Outflows:
Returned to accruing	(16,256)	(18,158)	(24,507)	(16,798)	(75,719)	(97,152)
Foreclosures	(1,826)	(3,762)	(5,212)	(3,177)	(13,977)	(10,546)
Charge-offs	(8,511)	(5,670)	(9,696)	(8,179)	(32,056)	(39,816)
Payment, sales and other	(15,528)	(16,970)	(16,144)	(16,861)	(65,503)	(63,634)
Total outflows	(42,121)	(44,560)	(55,559)	(45,015)	(187,255)	(211,148)
Balance, end of period	213,923	225,898	238,688	259,283	213,923	266,249
Total nonaccrual loans	$216,523	228,276	241,471	263,016	216,523	267,955

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 13 and Table 14. The allowance for loan losses for TDRs was $74.6 million and $74.5 million at December 31, 2016 and 2015, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
Our nonaccrual policies are generally the same for all loan types when a restructuring is involved. We typically re-underwrite loans at the time of restructuring to determine whether there is sufficient evidence of sustained repayment capacity based on the borrower’s documented income, debt to income ratios, and other factors. Loans lacking sufficient evidence of sustained repayment capacity at the time of modification are charged down to the fair value of the collateral, if applicable. For an accruing loan that has been modified, if the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will generally remain in accruing status. Otherwise, the loan will be placed in nonaccrual status and may be returned to accruing status when the borrower demonstrates a sustained period of performance, generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to modification. Loans will also be placed on nonaccrual status, and a corresponding charge-off is recorded to the loan balance, when we believe that principal and interest contractually due under the modified agreement will not be collectible.
Table 15 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Table 13: Troubled Debt Restructurings (TDRs)

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Commercial:
Commercial and industrial	$—	—	—	—	—
Real estate mortgage	3,236	2,534	2,841	2,777	—
Total commercial TDRs	3,236	2,534	2,841	2,777	—
Consumer:
Real estate 1-4 family first mortgage	340,895	371,605	386,511	390,309	81,794
Real estate 1-4 family junior lien mortgage	98,380	112,597	121,672	127,680	23,492
Trial modifications	11,795	15,663	15,081	19,953	4,788
Total consumer TDRs	451,070	499,865	523,264	537,942	110,074
Total TDRs (1)	$454,306	502,399	526,105	540,719	110,074
TDRs on nonaccrual status	$136,883	159,998	174,065	230,230	50,435
TDRs on accrual status	317,423	342,401	352,040	310,489	59,639
Total TDRs	$454,306	502,399	526,105	540,719	110,074

(1)	Increase at December 31, 2013 included $388.0 million TDRs contributed by WPFC.
Table 14: TDRs Balance by Quarter During 2016

(in thousands)	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Commercial:
Commercial and industrial	$—	—	—	—
Real estate mortgage	3,236	3,285	3,443	4,395
Total commercial TDRs	3,236	3,285	3,443	4,395
Consumer:
Real estate 1-4 family first mortgage	340,895	350,324	358,337	366,492
Real estate 1-4 family junior lien mortgage	98,380	102,423	107,280	109,306
Trial modifications	11,795	12,876	12,217	14,693
Total consumer TDRs	451,070	465,623	477,834	490,491
Total TDRs	$454,306	468,908	481,277	494,886
TDRs on nonaccrual status	$136,883	144,723	150,789	159,021
TDRs on accrual status	317,423	324,185	330,488	335,865
Total TDRs	$454,306	468,908	481,277	494,886

Table 15: Analysis of Changes in TDRs

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2016	2016	2016	2016	2016	2015
Commercial:
Balance, beginning of period	$3,285	3,443	4,395	2,534	2,534	2,841
Inflows (1)	—	2,106	—	1,885	3,991	2,262
Outflows (2)	(49)	(2,264)	(952)	(24)	(3,289)	(2,569)
Balance, end of period	3,236	3,285	3,443	4,395	3,236	2,534
Consumer:
Balance, beginning of period	465,623	477,834	490,491	499,865	499,865	523,264
Inflows (1)	6,858	8,429	10,060	10,876	36,223	48,347
Outflows:
Charge-offs	(2,133)	(2,301)	(1,959)	(2,685)	(9,078)	(12,249)
Foreclosures	274	(658)	(2,339)	(1,599)	(4,322)	(5,330)
Payments, sales and other (2)	(18,471)	(18,340)	(15,943)	(14,995)	(67,749)	(54,750)
Net change in trial modifications (3)	(1,081)	659	(2,476)	(971)	(3,869)	583
Balance, end of period	451,070	465,623	477,834	490,491	451,070	499,865
Total TDRs	$454,306	468,908	481,277	494,886	454,306	502,399

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in 2016 and 2015 as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Table 16 reflects non-PCI loans 90 days or more past due and still accruing.

Table 16: Loans 90 Days or More Past Due and Still Accruing (1)

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Commercial:
Commercial and industrial	$—	—	—	—	—
Secured by real estate	—	2,252	—	—	—
Total commercial	—	2,252	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4,962	8,365	6,020	13,120	3,252
Real estate 1-4 family junior lien mortgage	2,545	2,462	4,240	5,062	1,141
Total consumer	7,507	10,827	10,260	18,182	4,393
Total (2)	$7,507	13,079	10,260	18,182	4,393

(1)
PCI loans of $2.3 million, $4.4 million, $4.9 million, $7.0 million and $1.2 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Increase at December 31, 2013, balance included $11.9 million of loans 90 days or more past due and still accruing contributed from WPFC.

NET CHARGE-OFFS Table 17 presents net charge-offs for the year and quarters of 2016 and 2015. Net charge-offs in 2016 were $20.5 million (0.10% of average total loans outstanding) compared with $32.4 million (0.25% of average total loans outstanding) in 2015. Substantially all net losses were in consumer real estate.

Table 17: Net Charge-offs

	Year ended		Quarter ended
	December 31,		December 31,		September 30,		June 30,		March 31,
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)(2)	Net loan charge- offs	% of avg. loans (1)(2)	Net loan charge- offs	% of avg. loans (2)	Net loan charge- offs	% of avg. loans (2)
2016
Total commercial	$(47)	—%	$20	—%	$(48)	(0.01)%	$(1)	—%	$(18)	—%
Consumer:
Real estate 1-4 family first mortgage	11,104	0.07	1,767	0.03	2,426	0.06	3,630	0.16	3,281	0.15
Real estate 1-4 family junior lien mortgage	9,465	0.76	3,373	1.19	825	0.27	2,097	0.66	3,170	0.94
Total consumer	20,569	0.12	5,140	0.07	3,251	0.07	5,727	0.22	6,451	0.26
Total	$20,522	0.10%	$5,160	0.06%	$3,203	0.06%	$5,726	0.18%	$6,433	0.20%

2015
Total commercial	$(291)	(0.01)%	$(467)	(0.07)%	$(178)	(0.03)%	$63	0.01%	$291	0.04%
Consumer:
Real estate 1-4 family first mortgage	16,351	0.20	3,030	0.14	5,556	0.25	3,474	0.18	4,291	0.22
Real estate 1-4 family junior lien mortgage	16,310	1.04	3,486	0.97	3,503	0.92	3,615	0.90	5,706	1.36
Total consumer	32,661	0.33	6,516	0.25	9,059	0.35	7,089	0.30	9,997	0.43
Total	$32,370	0.25%	$6,049	0.18%	$8,881	0.27%	$7,152	0.23%	$10,288	0.33%

(1)	Decrease in 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

(2)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

ALLOWANCE FOR CREDIT LOSSES The allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio and unfunded credit commitments at the balance sheet date, excluding loans carried at fair value. The detail of the changes in the allowance for credit losses by portfolio segment (including charge-offs and recoveries by loan class) is in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
We apply a disciplined process and methodology to establish our allowance for credit losses each quarter. This process takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan grade-specific characteristics. The process involves subjective and complex judgments. In addition, we review a variety of credit metrics and trends. These credit metrics and trends, however, do not solely determine the amount of the allowance as we use several analytical tools. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower's financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of defaults and losses after default within each credit risk rating. Our estimation approach for the consumer portfolio uses forecasted losses that represent our best estimate of inherent loss based on historical experience, quantitative and other mathematical techniques.
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at December 31, 2016.
The allowance for loan losses increased $3.0 million to $123.9 million at December 31, 2016, from $120.9 million at December 31, 2015, due to loan growth through acquisition, partially offset by continued improvement in the housing environment.
We believe the allowance for credit losses of $125.0 million at December 31, 2016, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Table 18 presents an analysis of the allowance for credit losses.

Table 18: Allocation of the Allowance for Credit Losses (ACL)

	Dec 31, 2016		Dec 31, 2015		Dec 31, 2014
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Commercial:
Commercial and industrial	$459	—%	$669	—%	$789	—%
Secured by real estate	29,185	13	17,007	22	18,688	25
Total commercial	29,644	13	17,676	22	19,477	25
Consumer:
Real estate 1-4 family first mortgage	61,371	84	56,689	68	96,723	62
Real estate 1-4 family junior lien mortgage	34,014	3	47,173	10	68,974	13
Total consumer	95,385	87	103,862	78	165,697	75
Total	$125,029	100%	$121,538	100%	$185,174	100%

(in thousands)	2016	2015	2014	2013	2012
Components:
Allowance for loan losses	$123,877	120,866	184,437	243,752	65,340
Allowance for unfunded credit commitments	1,152	672	737	517	119
Allowance for credit losses (1)	$125,029	121,538	185,174	244,269	65,459
Allowance for loan losses as a percentage of total loans (2)	0.40%	0.91	1.42	1.86	1.59
Allowance for loan losses as a percentage of net charge-offs (3)	603.62	373.38	297.33	703.96	139.43
Allowance for credit losses as a percentage of total loans (2)	0.40	0.92	1.43	1.86	1.59
Allowance for credit losses as a percentage of total nonaccrual loans	57.74	45.36	57.61	57.71	60.88

(1)	December 31, 2013 included $197.1 million related to the loan contribution from WPFC.

(2)	Decrease at December 31, 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

(3)
The 2013 allowance for loan losses reflects allowance transferred in the November 2013 loan contribution from WPFC while 2013 net charge-offs do not include activity that occurred prior to the loan contributions.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At December 31, 2016, 15% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan pay-down rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At December 31, 2016, approximately 85% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At December 31, 2016, 17% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At December 31, 2016, our liabilities were less than 1% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.
Our rate-sensitive assets and liabilities at December 31, 2016 are presented in Table 19. The allowance for loan losses is not included in loans.

Table 19: Rate-sensitive Assets and Liabilities

		December 31, 2016
(In thousands)	Overnight	Within one year	One to three years	Three to five years	Over five years	Total
Rate-sensitive assets
Interest-bearing deposits	$971,349	—	—	—	—	971,349
Loans
Fixed rate	—	18,302	56,969	165,278	26,380,374	26,620,923
Variable rate	—	552,159	1,506,947	933,692	1,696,271	4,689,069
Total rate-sensitive assets	$971,349	570,461	1,563,916	1,098,970	28,076,645	32,281,341
Line of credit with Bank	$—	—	—	—	—	—
Total rate-sensitive liabilities	$—	—	—	—	—	—
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
Proceeds received from pay-downs of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $2.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At December 31, 2016, we had zero outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
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
In 2016, we acquired $23.3 billion of loans from the Bank. This includes $19.1 billion of consumer loans and $1.9 billion of CSRE loans acquired in third quarter 2016 using proceeds from common stock issuance and loan pay-downs. To the extent that we determine that additional funding is necessary or advisable, we could issue additional common or preferred stock, subject to board of directors approval, raise funds through debt financings, or a combination of these methods. Retention of cash flows does not represent a significant source of funding because any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.
As of December 31, 2016, our liabilities consisted of other liabilities. The certificate of designation for the Series A preferred stock contains a covenant in which we agree not to incur indebtedness for borrowed money, including any guarantees of indebtedness (which does not include any pledges of our assets on behalf of the Bank or our other affiliates), without the consent of the holders of two-thirds of the Series A preferred stock, voting as a separate class, provided that, we may incur indebtedness in an aggregate amount not exceeding 20% of our stockholders’ equity.

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
Changes in the allowance for credit losses and, therefore, in the related provision for credit losses can materially affect net income. In applying the judgment and review required to determine the allowance for credit losses, management considers changes in economic conditions, customer behavior, and collateral value, among other influences. From time to time, economic factors or business decisions, such as the addition or liquidation of a loan product or business unit, may affect the loan portfolio, causing management to provide for or release amounts from the allowance for credit losses. While our methodology attributes portions of the allowance to specific portfolio segments (commercial and consumer), the entire allowance for credit losses is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments.
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

•
Selection of a credit loss estimation model that fits the credit risk characteristics of its portfolio. We use both internally developed and vendor supplied models in this process. We often use expected loss, roll rate, net flow or statistical trend models, most with economic correlations. Management must use judgment in establishing additional input metrics for the modeling processes, considering further stratification into reference data time series, sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. The models used to determine the allowance for credit losses are validated in accordance with Company policies by an internal model validation group.

•
Assessment of limitations to credit loss estimation models. We apply our judgment to adjust our modeled estimates to reflect other risks that may be identified from current conditions and developments in selected portfolios.

•
Identification and measurement of impaired loans, including loans modified in a TDR. Our experienced senior credit officers may consider a loan impaired based on their evaluation of current information and events, including loans modified in a TDR. The measurement of impairment is typically based on an analysis of the present value of expected future cash flows. The development of these expectations requires significant management judgment and review.

•
An amount for imprecision or uncertainty which reflects management’s overall estimate of the effect of quantitative and qualitative factors on inherent credit losses. This amount represents management’s judgment of risks inherent in the processes and assumptions used in establishing the allowance for credit losses. This imprecision considers economic environmental factors, modeling assumptions and performance, process risk, and other subjective factors, including industry trends and emerging risk assessments.

SENSITIVITY TO CHANGES Table 20 demonstrates the impact of the sensitivity of our estimates on our allowance for credit losses.

Table 20: Allowance Sensitivity Summary

December 31, 2016
Estimated
increase / (decrease)
(in millions)	in allowance
Assumption
Favorable (1)	$(15.3)

Adverse (2)	47.7

(1)	Represents a one risk rating upgrade throughout our commercial portfolio segment and a more optimistic economic outlook for modeled losses on our consumer portfolio segment.

(2)	Represents a one risk rating downgrade throughout our commercial portfolio segment, a more pessimistic economic outlook for modeled losses on our consumer portfolio segment.

The sensitivity analyses provided in the previous table are hypothetical scenarios and are not considered probable. They do not represent management’s view of inherent losses in the portfolio as of the balance sheet date. Because significant judgment is used, it is possible that others performing similar analyses could reach different conclusions. See the “Risk Management – Credit Risk Management – Allowance for Credit Losses” section and Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for further discussion of our allowance for credit losses.

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
The Update is effective for us in first quarter
2018 with retrospective application. Subject to completion of our assessment, we are not expecting this Update to have a material impact on our financial statements.

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

The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the Update on our financial statements. We expect the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments with an expected material impact from longer duration portfolios. The amount of the increase will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The Update amends the presentation and accounting for certain financial instruments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost.

We expect to adopt the guidance in first quarter 2018 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. For purposes of disclosing the estimates of fair value of loans carried at amortized cost, we are in the process of evaluating our valuation methods to determine the necessary changes to conform to an “exit price” notion as required by the Standard. Accordingly, the fair value amounts disclosed for such loans may change upon adoption.

ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates
The Update modifies the guidance used to
recognize revenue from contracts with
customers for transfers of goods or services
and transfers of nonfinancial assets, unless
those contracts are within the scope of other
guidance. The Update also requires new
qualitative and quantitative disclosures,
including disaggregation of revenues and
descriptions of performance obligations.

We will adopt the guidance in first quarter 2018 using the modified retrospective method with a cumulative-effect adjustment to opening retained earnings. Our revenue is predominantly net interest income on financial assets. The scope of the guidance explicitly excludes net interest income. Accordingly, the majority of our revenues will not be affected. We do not expect material changes to our financial statements.

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

•
financial services reform and the impact of other current, pending and future legislation, regulation and legal actions applicable to us, the Bank or Wells Fargo, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related regulations;

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

We are effectively controlled by Wells Fargo and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest. Both of our executive officers are also executive officers of Wells Fargo and the Bank. One of these executive officers is also a director of the Company. Wells Fargo and the Bank control a substantial majority of our outstanding voting shares and, in effect, have the right to elect all of our directors, including our independent directors, except under limited circumstances if we fail to pay dividends.
Wells Fargo and the Bank may have interests that differ from our interests. Wells Fargo may have investment goals and strategies that differ from those of the holders of the Series A preferred stock. Furthermore, the Bank currently is responsible for the administration of our day-to-day activities pursuant to the terms of loan participation and servicing and assignment agreements. Consequently, conflicts of interest between us, on the one hand, and Wells Fargo and/or the Bank, on the other hand, may arise. Because Wells Fargo’s interests may differ from those of the holders of the Series A preferred stock, actions Wells Fargo takes or omits to take with respect to us may not be as favorable to the holders of the Series A preferred stock as they are to Wells Fargo.
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk management framework, including enterprise-level management committees that have been established to inform the risk management framework and provide governance and advice regarding management functions, and we are subject to key elements of Wells Fargo’s enterprise risk management culture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Wells Fargo’s Risk Management Framework and Culture” in this Report.

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

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations and ability to pay dividends. Our income consists predominantly of interest payments on our loans. As of December 31, 2016, 85% of loans, as measured by the recorded investment in loans, bore interest at fixed rates and the remainder bore interest at adjustable rates. Fixed rate loans increase our interest rate risk because rates on these loans do not adjust with changes in interest rates and prepayment of these loans generally increases in low interest rate environments, which could have the effect of reducing our overall yield. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. For adjustable rate loans, as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and this increased payment increases the potential for default. At the same time, the fair value and therefore marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the fixed rate loans in our portfolio as the borrowers refinance their loans at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional loans with rates sufficient to support the payment of dividends. A declining interest rate environment could adversely affect our ability to pay full, or even partial, dividends on our common and preferred stock.

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

Adverse conditions in states in which we have a higher concentration of loans could negatively impact our operations. As of December 31, 2016, 58% of loans, as measured by the recorded investment in loans, were located in California, New York, Washington, Virginia and Florida. In the event of adverse economic conditions in those states in which we have a higher concentration of loans we would likely experience higher rates of loss and delinquency on our loan portfolio than if the underlying loans were more geographically diversified. Additionally, our loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect states in which we have a higher concentration of loans. Adverse conditions may affect the ability of property owners or commercial borrowers in those states to make payments of principal and interest on the underlying loans, which could adversely affect our results of operations and cash flow. In addition, California has our highest concentration of loans, with 34% as measured by the recorded investment in loans. Accordingly, deterioration in real estate values and underlying economic conditions in California could result in materially higher credit losses.

Our commercial loans subject us to risks that are not present in our consumer loan portfolio, including the fact that some commercial loans are unsecured. As of December 31, 2016, 12% of our assets, as measured by the recorded investment in loans, consisted of commercial loans, which includes CSRE loans and C&I loans. Commercial loans generally tend to have shorter maturities than real estate 1-4 family mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. Foreclosures of defaulted commercial loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of real estate 1-4 family mortgage loans. See Risk Factors - “We could incur losses as a result of environmental liabilities of properties underlying our assets through foreclosure action” in this Report. Additionally, there is no requirement regarding the percentage that must be leased of any property securing a commercial loan at the time we acquire the loan nor are commercial loans required to have third-party guarantees.
As of December 31, 2016, less than 1%, as measured by the recorded investment in loans, of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon a default.

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

We may not be able to acquire loans at the same volumes or with the same yields as we have historically acquired. As of December 31, 2016, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy – Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Asset Contributions” in this Report. The Bank originates and underwrites, or purchases and re-underwrites, loans. Our ability to acquire interests in loans in the future will depend on the Bank’s ability to continue to originate or purchase such loans. Originating and purchasing real estate loans is highly competitive and subject to extensive regulation. In addition, negative publicity and public opinion from Wells Fargo's retail banking sales practices matter may increase the risk of reputational harm to the businesses of Wells Fargo and the Bank. As a result, the Bank may not be able to originate or purchase loans at the same volumes or with the same yields as it has historically originated or purchased. This may interfere with our ability to maintain the requisite level of real estate assets to maintain our qualification as a REIT. In addition, although we have policies relating to the minimum credit quality (as measured by FICO score and LTV/CLTV) of loans that we may acquire, the relative quality of our portfolio could decline substantially in the future even though we continue to meet our existing thresholds (which are, in any event, subject to change). If volumes of loans purchased decline or the yields on these loans decline from existing levels, it could negatively affect our financial condition or results of operations.

Holding mortgage loans as participation interests instead of holding whole loans poses certain additional risks to us. As of December 31, 2016, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy – Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Asset Contributions” in this Report. The substantial majority of these loans were originated or purchased by the Bank, and the Bank remains the lender of record under the related mortgage notes and other mortgage documents. As the holder of participation interests in loans, substantially all of which are serviced by the Bank, we are dependent on the servicing and efforts of the Bank. We do not have a direct contractual relationship with borrowers under the loan participation and servicing and assignment agreements. However, in accordance with the terms of the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan and certain other rights. In addition, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank.
Furthermore, if the Bank became subject to a receivership proceeding or failed to repay a deposit made by a borrower on a mortgage loan in which we have a participation interest, such borrower may be entitled to set off their obligation to pay principal or interest on such mortgage loan against the Bank’s obligation to repay the deposit of the borrower.

We may invest in assets that involve new risks and need not maintain our current asset coverage. Although our loan portfolio consists of consumer and commercial loans, to the extent we acquire additional assets in the future, we are not required to limit our investments to assets of the type that constitute our loan portfolio as of December 31, 2016. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report. Other real estate assets may involve different risks not described in this prospectus. Nevertheless, we will not invest in assets that are not real estate assets (which includes consumer loans, CSRE loans, mortgage-backed securities that are eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets) if such investments would cause us to no longer qualify as a REIT for U.S. federal income tax purposes. Moreover, while our policies will call for maintaining specified levels of FFO coverage as to expected dividend distributions and for maintaining specified levels of unpledged, performing assets, we are not required to maintain current levels of asset coverage.

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

If we no longer qualify for an exclusion from the definition of an investment company under the Investment Company Act, it could have a material adverse effect on us. Section 3(a)(1)(A) of the Investment

Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which for these purposes includes loans and participation interests therein of the types owned by us. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.
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

Legislative and regulatory changes and proposals may restrict or limit our ability to engage in our current businesses or in businesses that we desire to enter into. In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have continued their increased focus on regulation of the financial services industry. In July 2010, the Dodd-Frank Act was enacted, in part, to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to the U.S. financial markets. For instance, the Dodd-Frank Act seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) and imposes significant regulatory restrictions on the origination of residential mortgage loans. Final asset-backed securitization rules were issued in October 2014 and became effective, with respect to residential mortgage backed securities, in October 2015 and, with respect to other asset backed securities, in

October 2016. The Dodd-Frank Act also created a new regulator, the CFPB, which now oversees many of the laws that regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and TILA.
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

In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2016, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines.
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
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. For example, Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Subtopic 825-15), replaces the current “incurred loss” model for the allowance for credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. CECL is expected to materially affect how we determine our allowance and report our financial results and condition.
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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of December 31, 2016, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during any quarter in 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management's report on internal control over financial reporting is set forth below and should be read with these limitations in mind.

Management's Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective.
KPMG LLP, an independent, registered public accounting firm, has audited the Company's balance sheet as of December 31, 2016 and 2015, and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016, as stated in their report, which is included herein. Pursuant to an exemption for certain registrants under the Dodd-Frank Act, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.
Information in response to this item can be found in Part II, Item 7 “Risk Management” in this Report, which information is incorporated by reference into this item.

Item 8.	Financial Statements And Supplementary Data.
The following financial statements and schedules of Wells Fargo Real Estate Investment Corporation at December 31, 2016, are included after Part IV, Item 15 of this Report.
Report of Independent Registered Public Accounting Firm
Statement of Income
Balance Sheet
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
Schedule IV - Mortgage Loans on Real Estate
Quarterly Financial Data
Condensed Statement of Income—Quarterly (Unaudited)

	2016 Quarter ended				2015 Quarter ended
(in thousands, except per share amounts)	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Interest income	$315,458	224,690	166,183	163,491	169,493	171,567	168,854	165,991
Interest expense	705	1,272	153	604	587	377	31	236
Net interest income	314,753	223,418	166,030	162,887	168,906	171,190	168,823	165,755
Provision (reversal of provision) for credit losses	(319)	18,743	5,903	5,528	(2,416)	(23,023)	(4,201)	3,310
Net interest income after provision for credit losses	315,072	204,675	160,127	157,359	171,322	194,213	173,024	162,445
Noninterest income
Pledge fees	15,839	8,715	4,022	3,720	2,507	1,538	318	—
Other (1)	(1,627)	(785)	116	112	124	140	133	145
Total noninterest income	14,212	7,930	4,138	3,832	2,631	1,678	451	145
Noninterest expense
Loan servicing costs	19,906	13,309	8,815	8,731	9,082	9,080	8,713	8,829
Management fees	6,901	4,441	3,491	3,911	2,867	2,871	2,749	2,708
Foreclosed assets	3,242	3,174	3,215	3,238	3,115	3,772	2,810	2,094
Other	440	418	16	282	433	258	303	247
Total noninterest expense	30,489	21,342	15,537	16,162	15,497	15,981	14,575	13,878
Net income	298,795	191,263	148,728	145,029	158,456	179,910	158,900	148,712
Dividends on preferred stock	4,397	4,397	4,397	4,397	4,397	4,397	4,397	4,397
Net income applicable to common stock	$294,398	186,866	144,331	140,632	154,059	175,513	154,503	144,315
Per common share information (2)
Earnings per common share	$8.64	8.82	11.19	10.90	11.94	13.61	11.98	11.18
Diluted earnings per common share	8.64	8.82	11.19	10.90	11.94	13.61	11.98	11.18
Dividends declared per common share	8.51	6.31	10.85	10.85	11.39	11.25	10.85	10.85
Average common shares outstanding	34,058	21,179	12,900	12,900	12,900	12,900	12,900	12,900
Diluted average common shares outstanding	34,058	21,179	12,900	12,900	12,900	12,900	12,900	12,900

(1)	Results for the third and fourth quarters 2016 reflect losses from sales of loans to the Bank.

(2)
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

George L. Ball (age 58) has been Chief Financial Officer and Senior Executive Vice President of Parsons Corporation, Pasadena, California, an international engineering, construction, technical, and management services firm, since April 2016. Previously, he was Chief Financial Officer and Executive Vice President of Parsons Corporation from May 2008 to April 2016, Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008, and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. His experience in a variety of finance positions allows him to bring a broad understanding of financial matters to the board of directors, including expertise in accounting, internal controls, financial reporting, and risk management. Mr. Ball has served as a director of the Company since July 2014 and is a member of the Audit Committee. He is also a director of NCI Building Systems, Inc.

Gary K. Bettin (age 63) served as Managing Director of Crosh Consulting, LLC, Mooresville, North Carolina, a financial services consulting firm, from 2010 until he retired and the firm dissolved in 2015. He also served as Senior Vice President and Head of Mortgage Loan Servicing of American Security Mortgage Corporation, Charlotte, North Carolina, a mortgage banking company, from 2013 to August 2014 and as Chief Executive Officer of Quatrro Mortgage Solutions, Inc., Charlotte, North Carolina, a mortgage outsourcing business, from 2006 to 2010. Mr. Bettin retired from Bank of America, a financial services company, in 2006 after serving in a variety of senior executive roles in customer service and mortgage loan servicing. He brings more than 30 years of mortgage and consumer banking industry experience to the board of directors, having held senior executive roles in loan origination and fulfillment, customer service, servicing, technology and finance. Mr. Bettin has served as a director of the Company since July 2014 and is chair of the Audit Committee.

Michael J. Loughlin (age 61) has served as President and Chief Executive Officer of the Company since March 2014 and as a director since July 2014. He has been Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. Previously, he served as Executive Vice President and Chief Risk Officer from November 2010 to July 2011, and Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010. As Chief Risk Officer of Wells Fargo, Mr. Loughlin provides oversight for, among other things, Wells Fargo’s risk management activities, including credit risk, operational risk, and market risk. Mr. Loughlin brings significant financial institution, risk management, credit risk, mortgage lending, and real estate lending expertise to the board of directors.

John F. Luikart (age 67) has been president of Bethany Advisors LLC, San Francisco, California, a privately-owned consulting business, since February 2007. He has also served on the board of directors of the Federal Home Loan Bank of San Francisco, a cooperative wholesale bank since 2007 and was Chairman from 2012 through 2015. Mr. Luikart is also currently a trustee of four asbestos trusts, having begun his work in this area in 2004. Previously, he was Chairman of Wedbush Securities Inc., Los Angeles, California, an investment firm, from 2006 to 2010; President and Chief Operating Officer of Tucker Anthony Sutro, a brokerage and investment firm, from 2001 to 2002; and Chairman and Chief Executive Officer of Sutro & Co., a brokerage and investment firm, from 1996 to 2002. With his long career in the financial services industry, Mr. Luikart brings significant leadership and executive management experience to the board of directors, including extensive governance and strategic knowledge, as well as financial and investment expertise. Mr. Luikart has served as a director of the Company since July 2014 and is a member of the Audit Committee.

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

Executive Officers of WFREIC

Michael J. Loughlin (age 61) has been our President and Chief Executive Officer since March 2014 and a Director since
July 2014. Mr. Loughlin has served as Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. See
“— Directors of WFREIC” in this Report for Mr. Loughlin’s business experience.

John R. Shrewsberry (age 51) has been our Senior Executive Vice President and Chief Financial Officer since May 2014. Mr. Shrewsberry has served as Senior Executive Vice President and Chief Financial Officer of Wells Fargo since May 2014. From 2006 to May 2014, Mr. Shrewsberry was head of Wells Fargo Securities. Mr. Shrewsberry has over 20 years of experience in banking and investing.

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

To our knowledge, based solely on a review of copies of the reports that we received and written representations from the individuals required to file the reports, during the year ended December 31, 2016, all Section 16(a) reports applicable to directors and executive officers were filed on a timely basis.

Code of Ethics

We do not have a separate code of ethics and business conduct. However, Wells Fargo maintains a Code of Ethics and Business Conduct that applies to its team members (including executive officers, which include our principal executive officer, principal financial officer and principal accounting officer) and directors (including our directors). The Wells Fargo code of ethics is available at www.wellsfargo.com (select [About Us>Corporate Governance]). This information is also available in print to any stockholder upon written request to the Office of the Corporate Secretary, Wells Fargo & Company, MAC D1053-300, 301 S. College Street, Charlotte, North Carolina 28202.

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

Executive Compensation

Currently, we do not directly pay or award any compensation in any form to our executive officers. In 2016, our executive officers, John Shrewsberry and Michael J. Loughlin, were employed and compensated by Wells Fargo in connection with their duties, including serving as officers of WFREIC. We have no current plans to directly compensate our executive officers.

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

Director Compensation Table

The following table sets forth with respect to each person who served as a director of the Company in 2016: (i) their name (column (a)); (ii) the aggregate dollar amount of all fees earned or paid in cash for services as a director (column (b)); and (iii) the dollar value of total compensation for the covered fiscal year (column (c)).

2016 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total Compensation in 2016 ($)
(a)	(b)	(c)
George L. Ball	$75,000	75,000
Gary K. Bettin	75,000	75,000
Michael J. Loughlin	—	—
John F. Luikart	75,000	75,000

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. None of our executive officers or employees is currently compensated by us.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares and percentage of ownership beneficially owned of our Series A preferred stock by our directors and executive officers as of February 28, 2017. None of the directors or executive officers own any shares of any other class of our equity securities.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class
George L. Ball	9,000	*
Gary K. Bettin	—	—
Michael J. Loughlin	—	—
John F. Luikart	—	—
John R. Shrewsberry	—	—
Directors and executive officers as a group	9,000	*
*Less than 1%.
The following table sets forth the number of shares and percentage of ownership beneficially owned by all persons known by us to own more than five percent of the shares of our common stock. Holders of our Series A and Series B preferred stock do not have voting rights (except in the limited circumstances) and therefore are not included in the table below.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percentage of Class

Silver Asset Management, Inc. 3800 Howard Hughes Parkway Las Vegas, NV 89109	8,992,162	26.4%
Wells Fargo Preferred Funding Holding Corp. 1620 East Roseville Parkway Roseville, CA 95661	12,900,000	37.9
Wells Fargo Insurance RE, Inc. c/o Aon Insurance Managers (USA) Inc., 76 St. Paul Street, Suite 500 Burlington, VT 05401-4477	12,165,866	35.7
In addition to the foregoing, as of December 31, 2016, WFPFHC owned 80.7% of our Series B preferred stock. We do not have any equity compensation plans.

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
We acquire and sell loans from and to the Bank. The loan acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums. The net accretion of adjustments on loans is reported within interest income. Gains or losses on sales of loans are included within noninterest income. Losses on sales of loans to the Bank were $2.7 million in 2016. We sell foreclosed assets back to the Bank from time to time at estimated fair value generally with no gain or loss recognized upon the transfer of such assets (as the assets are written down to the fair value of the underlying collateral before being sold). In 2016, all of our loan acquisitions and sales were with the Bank. In 2016, we acquired $21.4 billion of consumer loans and $1.9 billion of commercial loans from the Bank at their estimated fair value.
We may pledge our loan assets in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Bank of Des Moines or the discount window of the Federal Reserve Bank of San Francisco. In exchange for the pledge of our loan assets, the Bank pays us a fee. Such fee is an amount we believe represents an arrangement that is not inconsistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. At December 31, 2016, the fee was equal to an annual rate of 34 basis points (0.34%) as applied to the unpaid principal balance of pledged loans on a monthly basis. We earned $32.3 million in pledge fees in 2016. Although we currently believe that this arrangement is not inconsistent with market terms, we cannot provide assurance that this is and/or will be the case in the future to the extent such fees are renegotiated. Any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors.
The Bank currently administers our day-to-day activities and services substantially all of the loans in our portfolio under the terms of loan participation and servicing and assignment agreements. These agreements reflect what we believe to be terms consistent with those resulting from arm’s-length negotiations and obligate us to pay the Bank monthly service fees, depending on the loan type, based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. We paid the Bank total servicing fees of $50.8 million in 2016.
Additionally, we are subject to Wells Fargo’s management fee policy and thus reimburse the Bank on a monthly basis for general overhead expenses, and we are dependent on the Bank and others for servicing the loans in our portfolio. Management fees are calculated based on Wells Fargo’s total monthly allocable costs multiplied by a formula. The formula is based on our proportion of Wells Fargo’s consolidated: (1) full-time equivalent employees, (2) total average assets and (3) total revenue. Management fees were $18.7 million in 2016.
A deposit account with the Bank is our primary cash management vehicle. Our cash management process includes applying operating cash flows to reduce any outstanding balance on our line of credit with the Bank. Operating cash flows are settled through our affiliate accounts receivable/payable process. Upon settlement, cash received is either applied to reduce our line of credit outstanding or retained as a deposit with the Bank. Cash retained as a deposit with the Bank was $971.3 million at December 31, 2016.
We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $2.2 billion at a rate of interest equal to the average federal funds rate plus 12.5 basis points (0.125%). At December 31, 2016, we had zero outstanding on the revolving line of credit, and we paid $2.7 million to the Bank in interest on the revolving line of credit for the year ended December 31, 2016.
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

KPMG LLP were our auditors for the years ended December 31, 2016 and December 31, 2015.

Set forth below is information relating to the aggregate KPMG fees for professional services rendered to us for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees (1)	$532,000	512,000
Audit-Related	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$532,000	512,000

(1)
Aggregate fees for professional services rendered for the audit of our annual financial statements and for services normally provided in connection with statutory or regulatory filings or engagements. 2015 Audit fees included services rendered for our Form S-11 and Form S-3 registration statements.

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
The following financial statements of Wells Fargo Real Estate Investment Corporation at December 31, 2016, are included in this report.
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

We have audited the accompanying balance sheets of Wells Fargo Real Estate Investment Corporation (the Company) as of December 31, 2016 and 2015, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the financial statements, we also have audited financial statement schedule, Schedule IV - Mortgage Loans on Real Estate. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fargo Real Estate Investment Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP
Charlotte, North Carolina

March 9, 2017

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income
	Year ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Interest income	$869,822	675,905	696,425
Interest expense	2,734	1,231	1,397
Net interest income	867,088	674,674	695,028
Provision (reversal of provision) for credit losses	29,855	(26,330)	6,665
Net interest income after provision for credit losses	837,233	701,004	688,363
Noninterest income
Pledge fees	32,296	4,363	—
Other (1)	(2,184)	542	653
Total noninterest income	30,112	4,905	653
Noninterest expense
Loan servicing costs	50,761	35,704	37,266
Management fees	18,744	11,195	3,120
Foreclosed assets	12,869	11,791	9,794
Other	1,156	1,241	872
Total noninterest expense	83,530	59,931	51,052
Net income	783,815	645,978	637,964
Comprehensive income	783,815	645,978	637,964
Dividends on preferred stock	17,588	17,588	1,079
Net income applicable to common stock	$766,227	628,390	636,885
Per common share information (2)
Earnings per common share	$37.75	48.71	49.37
Diluted earnings per common share	37.75	48.71	49.37
Dividends declared per common share	36.52	44.34	46.74
Average common shares outstanding	20,300	12,900	12,900
Diluted average common shares outstanding	20,300	12,900	12,900

(1)	Results for 2016 reflects losses on sales of loans to Wells Fargo Bank, National Association.

(2)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
	December 31,
(in thousands, except shares)	2016	2015
Assets
Cash and cash equivalents	$971,349	—
Loans	31,309,993	13,256,180
Allowance for loan losses	(123,877)	(120,866)
Net loans	31,186,116	13,135,314
Accounts receivable - affiliates, net	155,813	70,982
Other assets	85,133	38,572
Total assets	$32,398,411	13,244,868
Liabilities
Line of credit with Bank	$—	828,149
Other liabilities	4,227	3,812
Total liabilities	4,227	831,961
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 and 12,900,000 shares	341	129
Additional paid-in capital	32,550,660	12,550,822
Retained earnings (deficit)	(156,927)	(138,154)
Total stockholders’ equity	32,394,184	12,412,907
Total liabilities and stockholders’ equity	$32,398,411	13,244,868
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity
(in thousands, except per share data)	Preferred stock	Common stock (1)	Additional paid-in capital (1)	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2013	$—	129	12,284,931	(228,429)	12,056,631
Net income	—	—	—	637,964	637,964
Preferred stock issued	110	—	265,891	—	266,001
Cash dividends
Series A preferred stock at $0.09 per share	—	—	—	(1,022)	(1,022)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $46.74 per share (1)	—	—	—	(603,000)	(603,000)
Balance, December 31, 2014	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	645,978	645,978
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $44.34 per share	—	—	—	(572,000)	(572,000)
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	783,815	783,815
Common stock issued	—	212	19,999,838	—	20,000,050
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $36.52 per share	—	—	—	(785,000)	(785,000)
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184

(1)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows
	Year ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$783,815	645,978	637,964
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(37,372)	(82,988)	(71,317)
Provision (reversal of provision) for credit losses	29,855	(26,330)	6,665
Other operating activities, net	(50,434)	(6,000)	(8,404)
Net cash provided by operating activities	725,864	530,660	564,908
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(23,339,146)	(3,303,296)	(2,566,372)
Proceeds from payments and sales	5,215,318	3,031,789	2,743,178
Net cash (used) provided by investing activities	(18,123,828)	(271,507)	176,806
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	3,147,386	1,724,934	1,912,396
Repayments of line of credit with Bank	(3,975,535)	(1,393,477)	(2,317,054)
Common stock issued	20,000,050	—	—
Cash dividends paid	(802,588)	(590,610)	(603,057)
Preferred stock issued	—	—	266,001
Net cash provided (used) by financing activities	18,369,313	(259,153)	(741,714)
Net change in cash and cash equivalents	971,349	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$971,349	—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$13,463	11,075	13,079
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

Accounting Standards Adopted in 2016
In 2016, we adopted the following new accounting guidance:

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

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows. The Update is effective for us in first quarter 2018 with retrospective application. We are not expecting this Update to have a material impact on our financial statements.

Third Quarter 2016 Common Stock Issuance and Related Loan Acquisitions
On August 26, 2016, the Company issued and sold 21.2 million shares of common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Following the issuance, indirect wholly-owned subsidiaries of the Bank continue to own 100% of the Company’s common stock.
Subsequent to the issuance, the Company used the proceeds, as well as proceeds from loan pay-downs and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of commercial secured by real estate loans.

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

Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. PCI loans were less than 1 percent of total loans at December 31, 2016 and 2015.

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
We typically re-underwrite modified loans at the time of a restructuring to determine if there is sufficient evidence of sustained repayment capacity based on the borrower’s financial strength, including documented income, debt to income ratios and other factors. If the borrower has demonstrated performance under the previous terms and the underwriting process shows the capacity to continue to perform under the restructured terms, the loan will generally remain in accruing status. When a loan classified as a troubled debt restructuring (TDR) performs in accordance with its modified terms, the loan either continues to accrue interest (for performing loans) or will return to accrual status after the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, or equivalent, inclusive of consecutive payments made prior to the modification). Loans will be placed on nonaccrual status and a corresponding charge-off is recorded if we believe it is probable that principal and interest contractually due under the modified terms of the agreement will not be collectible.
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

Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to the borrower that we would not otherwise consider, the related loan is classified as a TDR. These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral, if applicable. For modifications where we forgive principal, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans. Other than resolutions such as foreclosures and sales, we may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

Foreclosed Assets
Foreclosed assets obtained through our lending activities include real estate. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for credit losses at foreclosure. We allow up to 90 days after foreclosure to finalize determination of net realizable value. Thereafter, changes in net realizable value are recorded to foreclosed assets expense. The net realizable value of these assets is reviewed and updated periodically depending on the type of property.

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
Our allowance levels are influenced by loan volumes, loan grade migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as economic conditions.

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

Income Taxes
We are taxed as a REIT under relevant sections of the Internal Revenue Code of 1986 (the Code). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing substantially all of its taxable earnings to shareholders, and as long as certain asset, income and stock ownership tests are met. For the tax years ended December 31, 2016, 2015, and 2014, we complied with these provisions and are not subject to federal income tax.
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the financial statements at December 31, 2016, 2015, and 2014. We are not subject to federal income tax examinations for tax years prior to 2013 or, with few exceptions, state examinations prior to 2009.
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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2016 and 2015, are not significant.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to December 31, 2016. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia and Florida. These markets include approximately 58% of our total loan balance at December 31, 2016.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net addition of $65.5 million at December 31, 2016, and a total net reduction of $301.3 million at December 31, 2015, for unamortized premiums and discounts.

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Commercial:
Commercial and industrial	$11,223	46,712	58,559	80,053	47,272
Secured by real estate	3,973,658	2,871,021	3,121,106	2,859,662	246,344
Total commercial	3,984,881	2,917,733	3,179,665	2,939,715	293,616
Consumer:
Real estate 1-4 family first mortgage	26,236,047	8,950,429	8,023,294	8,029,146	3,361,857
Real estate 1-4 family junior lien mortgage	1,089,065	1,388,018	1,746,318	2,151,480	457,025
Total consumer	27,325,112	10,338,447	9,769,612	10,180,626	3,818,882
Total loans	$31,309,993	13,256,180	12,949,277	13,120,341	4,112,498

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2016			2015
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Year ended December 31,
Loan acquisitions	$1,907,228	21,431,918	23,339,146	399,222	2,904,074	3,303,296
Loan sales	(128)	(421,699)	(421,827)	(550)	(11,201)	(11,751)

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

	Year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance, beginning of year	$121,538	185,174	244,269	65,459	68,535
Provision (reversal of provision) for credit losses	29,855	(26,330)	6,665	18,235	45,376
Interest income on certain impaired loans (1)	(5,842)	(4,936)	(3,729)	(1,865)	(1,590)
Loan charge-offs:
Commercial:
Commercial and industrial	—	—	—	—	—
Secured by real estate	(52)	(532)	(531)	(55)	(1,719)
Total commercial	(52)	(532)	(531)	(55)	(1,719)
Consumer:
Real estate 1-4 family first mortgage	(17,470)	(21,345)	(32,162)	(17,644)	(19,417)
Real estate 1-4 family junior lien mortgage	(22,958)	(29,366)	(47,352)	(23,638)	(29,479)
Total consumer	(40,428)	(50,711)	(79,514)	(41,282)	(48,896)
Total loan charge-offs	(40,480)	(51,243)	(80,045)	(41,337)	(50,615)
Loan recoveries:
Commercial:
Commercial and industrial	—	—	—	—	—
Secured by real estate	99	823	292	246	1,464
Total commercial	99	823	292	246	1,464
Consumer:
Real estate 1-4 family first mortgage	6,366	4,994	6,709	2,334	523
Real estate 1-4 family junior lien mortgage	13,493	13,056	11,013	4,131	1,766
Total consumer	19,859	18,050	17,722	6,465	2,289
Total loan recoveries	19,958	18,873	18,014	6,711	3,753
Net loan charge-offs	(20,522)	(32,370)	(62,031)	(34,626)	(46,862)
Allowance related to loan contribution	—	—	—	197,066	—
Balance, end of year	$125,029	121,538	185,174	244,269	65,459
Components:
Allowance for loan losses	$123,877	120,866	184,437	243,752	65,340
Allowance for unfunded credit commitments	1,152	672	737	517	119
Allowance for credit losses	$125,029	121,538	185,174	244,269	65,459
Net loan charge-offs as a percentage of average total loans	0.10%	0.25	0.49	0.62	1.43
Allowance for loan losses as a percentage of total loans	0.40	0.91	1.42	1.86	1.59
Allowance for credit losses as a percentage of total loans	0.40	0.92	1.43	1.86	1.59

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Year ended December 31,
(in thousands)	Commercial	Consumer	Total
2016
Balance, beginning of year	$17,676	103,862	121,538
Provision for credit losses	11,921	17,934	29,855
Interest income on certain impaired loans	—	(5,842)	(5,842)

Loan charge-offs	(52)	(40,428)	(40,480)
Loan recoveries	99	19,859	19,958
Net loan charge-offs	47	(20,569)	(20,522)
Balance, end of year	$29,644	95,385	125,029
2015
Balance, beginning of year	$19,476	165,698	185,174
Reversal of provision for credit losses	(2,091)	(24,239)	(26,330)
Interest income on certain impaired loans	—	(4,936)	(4,936)

Loan charge-offs	(532)	(50,711)	(51,243)
Loan recoveries	823	18,050	18,873
Net loan charge-offs	291	(32,661)	(32,370)
Balance, end of year	$17,676	103,862	121,538
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
December 31, 2016
Collectively evaluated (1)	$28,535	21,915	50,450	3,980,501	26,860,682	30,841,183
Individually evaluated (2)	1,109	73,470	74,579	3,236	451,070	454,306
Purchased credit-impaired (PCI) (3)	—	—	—	1,144	13,360	14,504
Total	$29,644	95,385	125,029	3,984,881	27,325,112	31,309,993
December 31, 2015
Collectively evaluated (1)	$16,893	30,187	47,080	2,913,168	9,818,236	12,731,404
Individually evaluated (2)	783	73,675	74,458	3,378	499,865	503,243
PCI (3)	—	—	—	1,187	20,346	21,533
Total	$17,676	103,862	121,538	2,917,733	10,338,447	13,256,180

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than September 30, 2016.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Commercial and industrial	Secured by real estate	Total
December 31, 2016
By risk category:
Pass	$11,223	3,965,578	3,976,801
Criticized	—	8,080	8,080
Total commercial loans	$11,223	3,973,658	3,984,881
December 31, 2015
By risk category:
Pass	$46,712	2,848,613	2,895,325
Criticized	—	22,408	22,408
Total commercial loans	$46,712	2,871,021	2,917,733

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Commercial and industrial	Secured by real estate	Total
December 31, 2016
By delinquency status:
Current-29 days past due (DPD) and still accruing	$11,223	3,970,083	3,981,306
30-89 DPD and still accruing	—	—	—
90+ DPD and still accruing	—	975	975
Nonaccrual loans	—	2,600	2,600
Total commercial loans	$11,223	3,973,658	3,984,881
December 31, 2015
By delinquency status:
Current-29 DPD and still accruing	$46,712	2,866,076	2,912,788
30-89 DPD and still accruing	—	12	12
90+ DPD and still accruing	—	3,227	3,227
Nonaccrual loans	—	1,706	1,706
Total commercial loans	$46,712	2,871,021	2,917,733

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2016
By delinquency status:
Current-29 DPD	$26,083,077	1,046,385	27,129,462
30-59 DPD	50,197	14,254	64,451
60-89 DPD	23,740	8,216	31,956
90-119 DPD	9,962	5,493	15,455
120-179 DPD	9,945	3,971	13,916
180+ DPD	66,606	14,168	80,774
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112
December 31, 2015
By delinquency status:
Current-29 DPD	$8,776,254	1,328,855	10,105,109
30-59 DPD	42,987	19,275	62,262
60-89 DPD	24,004	9,049	33,053
90-119 DPD	14,201	5,100	19,301
120-179 DPD	14,976	6,804	21,780
180+ DPD	88,064	21,952	110,016
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2016
By FICO:
< 600	$227,775	114,855	342,630
600-639	183,318	76,631	259,949
640-679	490,005	132,398	622,403
680-719	1,283,767	198,166	1,481,933
720-759	3,668,121	213,787	3,881,908
760-799	12,926,891	229,558	13,156,449
800+	7,328,038	113,112	7,441,150
No FICO available	135,612	13,980	149,592
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112
December 31, 2015
By FICO:
< 600	$262,799	141,809	404,608
600-639	214,494	108,603	323,097
640-679	431,433	181,071	612,504
680-719	860,106	239,838	1,099,944
720-759	1,433,933	270,970	1,704,903
760-799	3,696,156	282,387	3,978,543
800+	1,952,028	146,248	2,098,276
No FICO available	109,537	20,109	129,646
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
December 31, 2016
By LTV/CLTV:
0-60%	$12,639,979	347,932	12,987,911
60.01-80%	11,995,186	297,037	12,292,223
80.01-100%	1,362,748	271,230	1,633,978
100.01-120% (1)	155,553	124,467	280,020
> 120% (1)	69,990	50,226	120,216
No LTV/CLTV available	20,071	1,595	21,666
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112
December 31, 2015
By LTV/CLTV:
0-60%	$4,408,951	381,782	4,790,733
60.01-80%	3,628,951	355,758	3,984,709
80.01-100%	718,484	352,406	1,070,890
100.01-120% (1)	125,295	196,760	322,055
> 120% (1)	55,217	101,808	157,025
No LTV/CLTV available	23,588	2,521	26,109
Remaining PCI accounting adjustments	(10,057)	(3,017)	(13,074)
Total consumer loans	$8,950,429	1,388,018	10,338,447

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

	December 31,
(in thousands)	2016	2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	2,600	1,706
Total commercial	2,600	1,706
Consumer:
Real estate 1-4 family first mortgage	165,117	201,531
Real estate 1-4 family junior lien mortgage	48,806	64,718
Total consumer	213,923	266,249
Total nonaccrual loans (excluding PCI)	$216,523	267,955

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $2.3 million at December 31, 2016, and $4.4 million at December 31, 2015, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

	December 31,
(in thousands)	2016	2015
Commercial:
Commercial and industrial	$—	—
Secured by real estate	—	2,252
Total commercial	—	2,252
Consumer:
Real estate 1-4 family first mortgage	4,962	8,365
Real estate 1-4 family junior lien mortgage	2,545	2,462
Total consumer	7,507	10,827
Total past due (excluding PCI)	$7,507	13,079

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $11.8 million at December 31, 2016, and $15.7 million at December 31, 2015.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
December 31, 2016
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	3,940	3,236	3,236	1,109
Total commercial	3,940	3,236	3,236	1,109
Consumer:
Real estate 1-4 family first mortgage	419,497	349,627	247,525	49,486
Real estate 1-4 family junior lien mortgage	111,967	101,443	83,887	23,984
Total consumer	531,464	451,070	331,412	73,470
Total impaired loans (excluding PCI)	$535,404	454,306	334,648	74,579
December 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—
Secured by real estate	4,097	3,378	3,378	783
Total commercial	4,097	3,378	3,378	783
Consumer:
Real estate 1-4 family first mortgage	461,186	382,596	256,669	44,077
Real estate 1-4 family junior lien mortgage	130,787	117,269	96,511	29,598
Total consumer	591,973	499,865	353,180	73,675
Total impaired loans (excluding PCI)	$596,070	503,243	356,558	74,458

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Year ended December 31,
	2016		2015		2014
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial:
Commercial and industrial	$—	—	—	—	—	—
Secured by real estate	3,699	72	7,156	1,093	6,486	231
Total commercial	3,699	72	7,156	1,093	6,486	231
Consumer:
Real estate 1-4 family first mortgage	367,660	22,571	390,866	23,030	403,050	20,676
Real estate 1-4 family junior lien mortgage	109,780	9,092	120,896	9,600	128,374	9,754
Total consumer	477,440	31,663	511,762	32,630	531,424	30,430
Total impaired loans	$481,139	31,735	518,918	33,723	537,910	30,661
Interest income:
Cash basis of accounting		$9,739		11,282		10,343
Other (1)		21,996		22,441		20,318
Total interest income		$31,735		33,723		30,661

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $454.3 million and $502.4 million at December 31, 2016 and 2015, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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
The following table summarizes our TDR modifications for the periods presented by primary modification type and includes the financial effects of these modifications. For those loans that modify more than once, the table reflects each modification that occurred during the period. Loans that both modify and pay off within the period, as well as changes in recorded investment during the period for loans modified in prior periods, are not included in the table.

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Year ended December 31, 2016
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	3,954	3,954	—	—	—
Total commercial	—	—	3,954	3,954	—	—	—
Consumer:
Real estate 1-4 family first mortgage	7,461	10,263	15,716	33,440	1,700	3.45	15,957
Real estate 1-4 family junior lien mortgage	994	4,836	3,713	9,543	1,625	3.95	5,624
Trial modifications (6)	—	—	(1,563)	(1,563)	—	—	—
Total consumer	8,455	15,099	17,866	41,420	3,325	3.58	21,581
Total	$8,455	15,099	21,820	45,374	3,325	3.58%	$21,581
Year ended December 31, 2015
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	—	4,021	4,021	—	—	—
Total commercial	—	—	4,021	4,021	—	—	—
Consumer:
Real estate 1-4 family first mortgage	10,707	19,157	17,975	47,839	2,155	3.53	27,879
Real estate 1-4 family junior lien mortgage	1,758	5,750	4,673	12,181	1,939	4.61	7,095
Trial modifications (6)	—	—	4,009	4,009	—	—	—
Total consumer	12,465	24,907	26,657	64,029	4,094	3.75	34,974
Total	$12,465	24,907	30,678	68,050	4,094	3.75%	$34,974
Year ended December 31, 2014
Commercial:
Commercial and industrial	$—	—	—	—	—	—%	$—
Secured by real estate	—	44	531	575	—	2.00	44
Total commercial	—	44	531	575	—	2.00	44
Consumer:
Real estate 1-4 family first mortgage	21,822	20,195	27,422	69,439	4,379	3.16	39,262
Real estate 1-4 family junior lien mortgage	3,847	6,810	6,587	17,244	3,287	5.20	10,157
Trial modifications (6)	—	—	(89)	(89)	—	—	—
Total consumer	25,669	27,005	33,920	86,594	7,666	3.58	49,419
Total	$25,669	27,049	34,451	87,169	7,666	3.58%	$49,463

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $8.8 million, $16.3 million, and $20.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)
Principal modifications include principal forgiveness at the time of the modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with a zero percent contractual interest rate.

(3)
Other concessions include loans discharged in bankruptcy, loan renewals, term extensions and other interest and noninterest adjustments, but exclude modifications that also forgive principal and/or reduce the contractual interest rate.

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $1.2 million, $2.8 million and $5.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

	Recorded investment of defaults
	Year ended December 31,
(in thousands)	2016	2015	2014
Commercial:
Commercial and industrial	$—	—	—
Secured by real estate	807	—	335
Total commercial	807	—	335
Consumer:
Real estate 1-4 family first mortgage	3,435	4,971	3,352
Real estate 1-4 family junior lien mortgage	1,230	1,268	1,768
Total consumer	4,665	6,239	5,120
Total	$5,472	6,239	5,455

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

	Dec 31,	Dec 31,
(in thousands)	2016	2015
Commercial lines of credit	$417,282	386,594
Commercial letters of credit	20,731	12,898
Total commercial loan commitments (1)	$438,013	399,492

(1)	The estimated fair value of commitments to extend credit at December 31, 2016 and 2015, was $1.2 million and $672 thousand, respectively.

As part of the loan participation and servicing and assignment agreements with the Bank, the Company provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. We were not required to make payments under the indemnification clauses in 2016 or 2015. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, we are not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the balance sheet at December 31, 2016 and 2015, related to these indemnifications.
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

Fair Value Hierarchy We group our assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from techniques that use significant assumptions that are not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Loans We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for disclosing estimated fair values. However, from time to time, we record nonrecurring fair value adjustments to loans to primarily reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral. As of December 31, 2016 and 2015, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets.
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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2016
Financial assets
Cash and cash equivalents (1)	$971,349	971,349	—	—	971,349
Loans, net (2)	31,186,116	—	—	31,732,422	31,732,422

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—
December 31, 2015
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	13,135,314	—	—	13,892,807	13,892,807

Financial liabilities
Line of credit with Bank (1)	828,149	—	—	828,149	828,149

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

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
December 31, 2016
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
On August 26, 2016, the Company issued and sold to affiliates of the Company 21.2 million shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $20.0 billion. The Company used the proceeds from the issuance to acquire REIT Qualified Assets (as described in this Report) from affiliates. Following the issuance, indirect wholly-owned subsidiaries of Wells Fargo Bank, N.A. continue to own 100% of the Company’s common stock.
The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At December 31, 2016, the dividend coverage ratio was 4,457%.
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
The Series B preferred stock can be redeemed by us in whole at any time at $1,000 per share plus any accumulated and unpaid dividends. Transfers or pledges of the Series B shares are subject to first refusal by us.

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

	Year ended December 31,
(in thousands)	2016	2015	2014
Income statement data
Interest income:
Net accretion of adjustments on loans	$37,372	82,988	64,334
Interest on deposits	4,595	304	57
Total interest income	41,967	83,292	64,391
Pledge fees	32,296	4,363	—
Interest expense	2,734	1,231	1,397
Loan servicing costs	50,754	35,671	37,221
Management fees	18,744	11,195	3,120

	December 31,
(in thousands)	2016	2015
Balance sheet related data
Cash and cash equivalents	$971,349	—
Loan acquisitions	23,339,146	3,303,296
Proceeds from common stock issuance	20,000,050	—
Loan sales (book value)	(424,556)	(11,751)
Pledged loans (carrying value) (1)	20,239,773	5,760,284
Foreclosed asset sales	(10,915)	(11,137)
Line of credit with Bank	—	828,149
Accounts receivable - affiliates, net	155,813	70,982
(1)     The fair value of pledged loans was approximately $20.4 billion and $6.1 billion at December 31, 2016 and 2015, respectively.
Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income. Losses on sales of loans to the Bank were $2.7 million in 2016. There were no gains or losses on sales of loans to the Bank in 2015 or 2014.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At December 31, 2016, the fee was equal to an annual rate of 34 basis points (0.34%) as applied to the unpaid principal balance of pledged loans on a monthly basis. Prior to December 2016, the fee was equal to an annual rate of 28 basis points (0.28%). Such fee may be renegotiated by us and the Bank from time to time.

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

Wells Fargo Real Estate Investment Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2016
Mortgage Loans on Real Estate (1)
(dollars in thousands)	Number of loans	Weighted average interest rate	Weighted average maturity in years	Recorded investment in loans(2)	Past due amounts(3)
Commercial secured by real estate:
Original balances less than $1,000	162	4.38%	6.5	$16,129	530
Original balances $1,000 - $10,000	405	2.71	4.3	1,087,220	3,045
Original balances over $10,000	39	2.48	4.9	532,695	—
Lines of credit	555	2.74	2.7	2,337,614	—
Total commercial secured by real estate	1,161	2.71	3.4	3,973,658	3,575
Real estate 1-4 family first mortgage:
Original balances less than $500	42,472	4.74	22.3	5,460,089	116,221
Original balances $500 - $1,000	24,436	3.87	26.0	15,470,060	26,195
Original balances over $1,000	4,334	3.74	25.8	5,305,898	18,034
Total real estate 1-4 family first mortgage	71,242	4.02	25.2	26,236,047	160,450
Real estate 1-4 family junior lien mortgage:
Original balances less than $500	27,763	7.08	15.7	1,059,694	44,751
Original balances $500 - $1,000	51	6.11	18.4	22,514	550
Original balances over $1,000	9	5.63	18.2	6,857	801
Total real estate 1-4 family junior lien mortgage	27,823	7.05	15.8	1,089,065	46,102
Total mortgage loans	100,226	3.96	22.1	$31,298,770	210,127

(1)
Wells Fargo Real Estate Investment Corporation's mortgage portfolio consists of "Commercial secured by real estate," "Real estate 1-4 family first mortgage," and "Real estate 1-4 junior lien mortgage." None of our loans individually exceeds three percent of the total recorded investment in loans.

(2)
Recorded investment is net of charge-downs. Aggregate recorded investment of loans as of December 31, 2016, for Federal income tax purposes is $31.3 billion. Recorded investment includes net related party premium of $65.5 million.

(3)
Amounts greater than 30 days past due. All loans were acquired from related parties. Commercial secured by real estate amounts include nonaccrual loans. Consumer loan amounts do not include remaining purchased credit-impaired accounting adjustments.

Recorded Investment (1)
(in thousands)	2016	2015	2014
Balance, beginning of period	$13,209,468	12,890,718	13,040,288
Acquisitions	23,284,180	3,296,499	2,560,760
Net accretion of adjustments on loans	31,546	78,108	67,592
Loan balance increases	23,315,726	3,374,607	2,628,352
Principal payments and sales	(5,172,481)	(2,993,539)	(2,684,798)
Charge-offs	(40,480)	(51,243)	(80,045)
Transfers from loans to foreclosed assets	(13,463)	(11,075)	(13,079)
Loan balance decreases	(5,226,424)	(3,055,857)	(2,777,922)
Balance, end of period	$31,298,770	13,209,468	12,890,718

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
Date: March 9, 2017
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

Date: March 9, 2017

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