Form 10-Q
period 2017-03-31
Wells Fargo Real Estate Investment Corp.
filed 2017-05-08
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company' in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2017, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data (1)
				% Change
	Quarter ended			Mar 31, 2017 from
($ in thousands, except per share data)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2016	Dec 31, 2016	Mar 31, 2016
For the period
Net income	$288,097	298,795	145,029	(4)%	99
Net income applicable to common stock	283,700	294,398	140,632	(4)	102
Diluted earnings per common share	8.33	8.64	10.90	(4)	(24)
Profitability ratios
Return on average assets	3.59%	3.59	4.49	—	(20)
Return on average stockholders’ equity	3.60	3.66	4.67	(2)	(23)
Average stockholders’ equity to average assets	99.68	98.11	96.14	2	4
Common dividend payout ratio (2)	102.16	98.50	99.54	4	3
Dividend coverage ratio (3)	5,270	4,457	3,652	18	44
Total revenue	$324,398	328,965	166,719	(1)	95
Average loans	30,730,460	32,342,790	12,897,134	(5)	138
Average assets	32,547,955	33,067,385	12,989,389	(2)	151
Net interest margin	3.86%	3.86	5.06	—	(24)
Net loan charge-offs	$4,437	5,160	6,433	(14)	(31)
As a percentage of average total loans (annualized)	0.06%	0.06	0.20	—	(70)
At period end
Loans	$30,277,151	31,309,993	12,482,597	(3)	143
Allowance for loan losses	126,301	123,877	118,773	2	6
As a percentage of total loans	0.42%	0.40	0.95	5	(56)
Assets	$32,391,113	32,398,411	12,599,088	—	157
Total stockholders’ equity	32,387,884	32,394,184	12,413,539	—	161
Total nonaccrual loans and foreclosed assets	211,885	219,028	266,870	(3)	(21)
As a percentage of total loans	0.70%	0.70	2.14	—	(67)
Loans 90 days or more past due and still accruing (4)	$9,926	7,507	7,057	32	41

(1)
On August 26, 2016, Wells Fargo Real Estate Investment Corporation (the Company) issued and sold 21.2 million shares of the Company’s common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Subsequent to the issuance, the Company used the proceeds, as well as proceeds from loan paydowns and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of commercial secured by real estate loans (CSRE).

(2)	Dividends declared per common share as a percentage of earnings per common share.

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

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).

When we refer to “WFREIC,” the “Company,” “we,” “our,” and “us” in this Report, we mean Wells Fargo Real Estate Investment Corporation, and where relevant, Wells Fargo Bank, National Association, acting on our behalf; the “Bank” refers to Wells Fargo Bank, National Association; and “Wells Fargo” refers to Wells Fargo & Company.

Financial Review

OVERVIEW

The Company is engaged in acquiring, holding and managing domestic mortgage assets and other authorized investments that generate net income for distribution to our shareholders. We are classified as a real estate investment trust (REIT) for federal income tax purposes and are an indirect subsidiary of Wells Fargo and the Bank.
As of March 31, 2017, we had $32.4 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
REIT Tax Status
For the tax year ended December 31, 2016, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT.
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

Third Quarter 2016 Common Stock Issuance and Related Loan Acquisitions
On August 26, 2016, the Company issued and sold 21.2 million shares of common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Following the issuance, indirect wholly-owned subsidiaries of the Bank continue to own 100% of the Company’s common stock. Subsequent to the issuance, the Company used the proceeds, as well as proceeds from loan paydowns and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of Commercial Secured by Real Estate (CSRE) loans in third quarter 2016 (Third Quarter 2016 Loan Acquisitions).

Financial Performance
We earned net income of $288.1 million in first quarter 2017, or $8.33 diluted earnings per common share, compared with $145.0 million in first quarter 2016, or $10.90 diluted earnings per common share. The increase in net income in first quarter 2017 was attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.
Loans
Total loans were $30.3 billion at March 31, 2017, compared with $31.3 billion at December 31, 2016. Net loans represented 93% of assets at March 31, 2017, and 96% at December 31, 2016.
Credit quality, as measured by net charge-off rates and nonaccruals, continued to improve during first quarter 2017 reflecting the benefit of continued improvement in the housing environment and the acquisition of high quality loans in the Third Quarter 2016 Loan Acquisitions. Delinquencies remain a small percentage of our loan balances. Net charge-offs were $4.4 million in first quarter 2017 (0.06% annualized as a percentage of average loans), compared with $6.4 million in first quarter 2016 (0.20% annualized as a percentage of average loans). Nonaccrual loans were $209.0 million at March 31, 2017, compared with $216.5 million at December 31, 2016. Loans 90 days or more past due and still accruing were $9.9 million at March 31, 2017, compared with $7.5 million at December 31, 2016.
First quarter 2017 provision for credit losses was $8.1 million, compared with a provision for credit losses of $5.5 million a year ago. The higher level of provision in first quarter 2017 compared with a year ago reflected an increased loss forecast for the real estate 1-4 family junior lien mortgage portfolio. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions

Dividends declared to holders of our Series A preferred stock totaled $4.4 million in the first quarter of both 2017 and 2016. Dividends declared to holders of our Series B preferred stock totaled $14 thousand in the first quarter of both 2017 and 2016.
Dividends declared to the holders of our common stock totaled $290.0 million for first quarter 2017 compared with $140.0 million for the same period in 2016.

Earnings Performance

Net Income
We earned net income of $288.1 million and $145.0 million in first quarter 2017 and 2016, respectively. The increase in net income in first quarter 2017 was attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $310.6 million in first quarter 2017, compared with $162.9 million a year ago. The increase in first quarter 2017 was attributable to a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions partially offset by a decrease in yield.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.86% in first quarter 2017, compared with 5.06% a year ago. The decrease in net interest margin for first quarter 2017 was attributable to the investment of proceeds from the common stock issuance in third quarter 2016 and proceeds from loan paydowns and payoffs into lower yielding loans, as well as dilution from higher average interest-bearing deposits. Interest income in first quarter 2017 included net accretion of adjustments on loans of $3.9 million compared with $17.4 million a year ago. The decrease in net accretion of adjustments on loans was attributable to premium amortization from the real estate 1-4 family first mortgage loan acquisitions in 2016 partially offsetting net discount accretion in first quarter 2017. Loan paydowns and payoffs annualized represented 13.1% of average loan balances during first quarter 2017 compared with 24.0% a year ago. The lower paydown and payoff rate in first quarter 2017 was generally attributable to higher mortgage rates compared with a year ago.

We expect continued downward pressure on our average yield on loans as we invest available funds in the current low interest rate environment. The Company believes interest income will continue to be higher compared with a year ago due to the larger interest-earning asset base as a result of the Third Quarter 2016 Loan Acquisitions; however, interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $2.2 billion line of credit with the Bank. We did not borrow on the line of credit during first quarter 2017. Interest expense in first quarter 2016 was $604 thousand on average borrowings of $497.3 million, at a weighted average interest rate of 0.49%.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended March 31,
			2017			2016
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,872,236	28,054	2.94%	$2,788,650	16,927	2.44%
Real estate 1-4 family mortgage loans	26,858,224	279,781	4.18	10,108,484	146,564	5.81
Interest-bearing deposits and other interest-earning assets	1,559,692	2,780	0.72	—	—	—
Total interest-earning assets	$32,290,152	310,615	3.86	$12,897,134	163,491	5.08
Funding sources
Line of credit with Bank	$—	—	—	$497,264	604	0.49
Total interest-bearing liabilities	$—	—	—	$497,264	604	0.49
Net interest margin and net interest income		$310,615	3.86%		$162,887	5.06%

Provision for Credit Losses
First quarter 2017 provision for credit losses was $8.1 million, compared with $5.5 million a year ago. The higher level of provision in first quarter 2017 compared with a year ago reflected an increased loss forecast for the real estate 1-4 family junior lien mortgage portfolio. See the “Balance Sheet Analysis”

and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in first quarter 2017 was $13.8 million, compared with $3.8 million a year ago. In first quarter 2017 and 2016, noninterest income predominantly consisted of loan pledge fees.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We earned $13.6 million during first quarter 2017 compared with $3.7 million a year ago. The increase in first quarter 2017 was attributable to a higher average pledged loan balance as well as a higher pledge fee rate in first quarter 2017. See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense in first quarter 2017 was $28.2 million, compared with $16.2 million a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in first quarter 2017 were $18.8 million, compared with $8.7 million in first quarter 2016. The increase in first quarter 2017 was attributable to a higher average loan balance due to the Third Quarter 2016 Loan Acquisitions.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $6.9 million compared with $3.9 million in first quarter 2016. The increase in first quarter 2017 related to an increase in expense allocations based on our higher total average assets due to the common stock issuance in third quarter 2016.
Foreclosed assets expense was $2.4 million in first quarter 2017 compared with $3.2 million in first quarter 2016. The decrease in first quarter 2017 was due to lower costs of maintaining our foreclosed assets, including property tax expense. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $32.4 billion at both March 31, 2017 and December 31, 2016.
Loans
Loans, net of unearned income were $30.3 billion at March 31, 2017, and $31.3 billion at December 31, 2016. There were no loan acquisitions in first quarter 2017 or 2016. At both March 31, 2017 and December 31, 2016, consumer loans represented 87% of loans and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses increased $2.4 million to $126.3 million at March 31, 2017, from $123.9 million at December 31, 2016, due to an increased loss forecast for the real estate 1-4 family junior lien mortgage portfolio.
At March 31, 2017, the allowance for loan losses included $99.1 million for consumer loans and $27.2 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $2.2 billion line of credit to finance loan acquisitions. There was no outstanding balance at March 31, 2017, or December 31, 2016.

Retained Earnings (Deficit)
We expect to distribute annually an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100% of our REIT taxable income for federal income tax purposes before dividends paid deduction. Because our net income determined under GAAP may vary from the determination of REIT taxable income, due to recognition differences for items such as loan losses and purchase accounting adjustments, periodic distributions may exceed our GAAP net income.
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo.
For further information on the differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income, see the "Balance Sheet Analysis" section in our 2016 Form 10-K.

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the audit committee of the board of directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework. For more information about how we manage these risks, see the “Risk Management” section in our 2016 Form 10-K. The discussion that follows provides an update regarding these risks.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
Total commercial	$3,818,088	3,984,881	3.4	3.4
Consumer:
Real estate 1-4 family first mortgage	25,432,226	26,236,047	25.0	25.2
Real estate 1-4 family junior lien mortgage	1,026,837	1,089,065	15.7	15.8
Total consumer	26,459,063	27,325,112	24.6	24.8
Total loans	$30,277,151	31,309,993	22.0	22.1
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	March 31, 2017
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,661,858	8,732,962	11,790	10,406,610	34%
New York	16,102	2,247,973	60,985	2,325,060	8
Washington	205,746	1,520,889	1,275	1,727,910	6
Virginia	70,268	1,374,484	105,291	1,550,043	5
Florida	347,550	982,206	134,303	1,464,059	5
Other	1,516,564	10,573,712	713,193	12,803,469	42
Total loans	$3,818,088	25,432,226	1,026,837	30,277,151	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at March 31, 2017. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio are unsecured at March 31, 2017, with the remainder secured by short-term assets, such as accounts receivable and inventory, as well as long-lived assets, such as equipment and other business assets. Generally, the collateral securing this portfolio represents a secondary source of repayment.

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

Table 4: CSRE Loans by State and Property Type

	March 31, 2017
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,661,858	44%
Florida	344,511	9
Washington	205,746	5
Utah	203,829	5
Oregon	179,514	5
Other	1,215,250	32
Total loans	$3,810,708	100%
By property type:
Office buildings	$938,972	25%
Shopping centers	717,529	19
5+ multifamily residences	544,536	14
Warehouses	535,184	14
Retail establishments (restaurants, stores)	461,816	12
Mini-storage	148,877	4
Motels/hotels	119,754	3
Manufacturing plants	79,657	2
Commercial/industrial (non-residential)	62,468	2
Research and development	61,382	2
Other	140,533	3
Total loans	$3,810,708	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related loan-to-value (LTV) ratio for real estate 1-4 family first mortgage and combined loan-to-value (CLTV) ratio for real estate 1-4 family junior lien mortgage loans are presented in combination in Table 5. CLTV means the ratio of the total loan balance of first and junior mortgages to property collateral value. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 2 (Loans and Allowance for Credit Losses) to

Financial Statements in this Report and the "Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans" section in our 2016 Form 10-K.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the "Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans" section in our 2016 Form 10-K.
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in first quarter 2017, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven by an improving housing environment.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	March 31, 2017
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio (1)
California	$8,744,752	53%
New York	2,308,958	63
Washington	1,522,164	58
Virginia	1,479,775	65
Pennsylvania	1,166,858	64
Other	11,236,556	63
Total loans	$26,459,063	59

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to 0.04% in first quarter 2017, compared with 0.15%, for the same period a year ago. Nonaccrual loans were

$159.4 million at March 31, 2017, compared with $165.1 million at December 31, 2016.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended (1)
(in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
California	$8,732,816	9,012,878	0.13%	0.06	—	—	—	—	(0.04)
New York	2,247,297	2,293,854	0.77	0.68	0.07	—	0.02	0.03	0.02
Washington	1,520,892	1,562,147	0.13	0.09	0.01	—	—	—	(0.05)
Virginia	1,372,751	1,411,434	0.67	0.76	0.04	0.05	0.10	0.05	0.12
Texas	1,095,494	1,135,109	0.47	0.37	—	0.01	0.01	0.03	0.02
Other	10,451,576	10,808,197	1.14	1.25	0.07	0.06	0.13	0.24	0.22
Total	25,420,826	26,223,619	0.65	0.66	0.04	0.03	0.06	0.16	0.15
PCI	11,400	12,428
Total first mortgages	$25,432,226	26,236,047

(1)	September 30, 2016 and subsequent periods reflect $19.1 billion of high quality consumer loans acquired in the Third Quarter 2016 Loan Acquisitions.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans improved to 0.76% in the first quarter 2017, compared with 0.94% for the same period a year ago. Nonaccrual loans were $46.1 million at March 31, 2017, compared with $48.8 million at December 31, 2016.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
New Jersey	$215,180	227,384	5.06%	4.82	2.20	1.84	0.66	1.27	0.84
Pennsylvania	159,895	168,829	4.30	4.21	1.27	2.85	0.66	0.86	0.64
Florida	134,264	143,541	3.78	3.40	0.53	(0.07)	(0.55)	0.52	1.00
Virginia	105,204	110,712	3.41	3.42	0.22	1.21	0.33	0.91	1.55
Georgia	74,942	80,038	2.17	2.66	(0.16)	(1.41)	(0.08)	0.26	0.38
Other	336,752	357,629	4.17	4.60	0.07	1.09	0.25	0.26	1.08
Total	1,026,237	1,088,133	4.10	4.17	0.76	1.19	0.27	0.66	0.95
PCI	600	932
Total junior lien mortgages	$1,026,837	1,089,065

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Nonaccrual loans:
Total commercial	$3,473	2,600	2,378	2,783	3,733
Consumer:
Real estate 1-4 family first mortgage	159,444	165,117	175,086	182,814	196,967
Real estate 1-4 family junior lien mortgage	46,065	48,806	50,812	55,874	62,316
Total consumer	205,509	213,923	225,898	238,688	259,283
Total nonaccrual loans (1)	208,982	216,523	228,276	241,471	263,016
Foreclosed assets	2,903	2,505	3,384	3,753	3,854
Total nonperforming assets	$211,885	219,028	231,660	245,224	266,870
As a percentage of total loans (2)	0.70%	0.70	0.69	1.75	2.14

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Decrease at September 30, 2016, reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Total NPAs were $211.9 million (0.70% of total loans) at March 31, 2017, and included $209.0 million of nonaccrual loans. Total NPAs were $219.0 million (0.70% of total loans) at December 31, 2016, and included $216.5 million of nonaccrual loans.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Commercial:
Balance, beginning of period	$2,600	2,378	2,783	3,733	1,706
Inflows	978	328	2,128	48	2,253
Outflows	(105)	(106)	(2,533)	(998)	(226)
Balance, end of period	3,473	2,600	2,378	2,783	3,733
Consumer:
Balance, beginning of period	213,923	225,898	238,688	259,283	266,249
Inflows	33,360	30,146	31,770	34,964	38,049
Outflows:
Returned to accruing	(20,152)	(16,256)	(18,158)	(24,507)	(16,798)
Foreclosures	(3,018)	(1,826)	(3,762)	(5,212)	(3,177)
Charge-offs	(7,424)	(8,511)	(5,670)	(9,696)	(8,179)
Payment, sales and other	(11,180)	(15,528)	(16,970)	(16,144)	(16,861)
Total outflows	(41,774)	(42,121)	(44,560)	(55,559)	(45,015)
Balance, end of period	205,509	213,923	225,898	238,688	259,283
Total nonaccrual loans	$208,982	216,523	228,276	241,471	263,016

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $73.8 million and $74.6 million at March 31, 2017 and December 31, 2016, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
For more information on our nonaccrual policies when a restructuring is involved, see the "Risk Management - Credit

Risk Management - Troubled Debt Restructurings (TDRs) section of our 2016 Form 10-K.
Table 11 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.
Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Total commercial TDRs	$3,147	3,236	3,285	3,443	4,395
Consumer:
Real estate 1-4 family first mortgage	335,037	340,895	350,324	358,337	366,492
Real estate 1-4 family junior lien mortgage	96,260	98,380	102,423	107,280	109,306
Trial modifications	9,759	11,795	12,876	12,217	14,693
Total consumer TDRs	441,056	451,070	465,623	477,834	490,491
Total TDRs	$444,203	454,306	468,908	481,277	494,886
TDRs on nonaccrual status	$128,807	136,883	144,723	150,789	159,021
TDRs on accrual status	315,396	317,423	324,185	330,488	335,865
Total TDRs	$444,203	454,306	468,908	481,277	494,886
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Commercial:
Balance, beginning of period	$3,236	3,285	3,443	4,395	2,534
Inflows (1)	—	—	2,106	—	1,885
Outflows (2)	(89)	(49)	(2,264)	(952)	(24)
Balance, end of period	3,147	3,236	3,285	3,443	4,395
Consumer:
Balance, beginning of period	451,070	465,623	477,834	490,491	499,865
Inflows (1)	9,706	6,858	8,429	10,060	10,876
Outflows:
Charge-offs	(1,162)	(2,133)	(2,301)	(1,959)	(2,685)
Foreclosures	(1,067)	274	(658)	(2,339)	(1,599)
Payments, sales and other (2)	(15,455)	(18,471)	(18,340)	(15,943)	(14,995)
Net change in trial modifications (3)	(2,036)	(1,081)	659	(2,476)	(971)
Balance, end of period	441,056	451,070	465,623	477,834	490,491
Total TDRs	$444,203	454,306	468,908	481,277	494,886

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended March 31, 2017 and 2016, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Loans 90 days or more past due and still accruing were less than one percent of loans at both March 31, 2017 and December 31, 2016.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Total commercial	$—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	9,051	4,962	3,633	5,476	5,001
Real estate 1-4 family junior lien mortgage	875	2,545	2,469	2,293	2,056
Total consumer	9,926	7,507	6,102	7,769	7,057
Total	$9,926	7,507	6,102	7,769	7,057

(1)
PCI loans of $1.2 million, $2.3 million, $2.3 million, $2.4 million and $3.1 million at March 31, 2017 and December 31, September 30, June 30, and March 31, 2016, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for first quarter 2017 and the previous four quarters. Net charge-offs in first quarter 2017 were $4.4 million (0.06% of average total loans outstanding) compared with $6.4 million (0.20% of average total loans outstanding) in first quarter 2016. Substantially all net losses were in consumer real estate.
Table 13: Net Charge-offs

			Quarter ended
	Mar 31, 2017		Dec 31, 2016		Sep 30, 2016		Jun 30, 2016		Mar 31, 2016
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1) (2)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(6)	—%	$20	—%	$(48)	(0.01)%	$(1)	—%	$(18)	—%
Consumer:
Real estate 1-4 family first mortgage	2,457	0.04	1,767	0.03	2,426	0.06	3,630	0.16	3,281	0.15
Real estate 1-4 family junior lien mortgage	1,986	0.76	3,373	1.19	825	0.27	2,097	0.66	3,170	0.94
Total consumer	4,443	0.07	5,140	0.07	3,251	0.07	5,727	0.22	6,451	0.26
Total	$4,437	0.06%	$5,160	0.06%	$3,203	0.06%	$5,726	0.18%	$6,433	0.20%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

(2)	Decrease at September 30, 2016 reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2017.
The allowance for loan losses increased $2.4 million to $126.3 million at March 31, 2017, from $123.9 million at

December 31, 2016, due to an increased loss forecast for the real estate 1-4 family junior lien mortgage portfolio.
We believe the allowance for credit losses of $127.3 million at March 31, 2017, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2016 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Mar 31, 2017		Dec 31, 2016		Sep 30, 2016		Jun 30, 2016		Mar 31, 2016
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$28,192	13%	$29,644	13%	$27,250	13%	$15,008	18%	$17,777	21%
Consumer:
Real estate 1-4 family first mortgage	59,906	84	61,371	84	65,003	84	56,648	73	56,160	68
Real estate 1-4 family junior lien mortgage	39,236	3	34,014	3	39,713	3	46,374	9	45,516	11
Total consumer	99,142	87	95,385	87	104,716	87	103,022	82	101,676	79
Total	$127,334	100%	$125,029	100%	$131,966	100%	$118,030	100%	$119,453	100%

	Quarter ended
(in thousands)	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Components:
Allowance for loan losses	$126,301	123,877	130,715	117,422	118,773
Allowance for unfunded credit commitments	1,033	1,152	1,251	608	680
Allowance for credit losses	$127,334	125,029	131,966	118,030	119,453
Allowance for loan losses as a percentage of total loans (1)	0.42%	0.40	0.39	0.84	0.95
Allowance for loan losses as a percentage of annualized net charge-offs	701.91	603.47	1,025.78	509.83	459.07
Allowance for credit losses as a percentage of total loans (1)	0.42	0.40	0.39	0.84	0.96
Allowance for credit losses as a percentage of total nonaccrual loans	60.93	57.74	57.81	48.88	45.42

(1)	Decrease at September 30, 2016 reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At March 31, 2017, 15% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At March 31, 2017, approximately 85% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At March 31, 2017, 20% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At March 31, 2017, our liabilities were less than 1% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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
Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $2.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At

March 31, 2017, there was no outstanding balance on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
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
On September 8, 2016, Wells Fargo  reached agreements with the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, and the Office of the Los Angeles City Attorney, regarding allegations that some of its retail customers received products and services they did not request. Negative publicity or public opinion resulting from the settlements and related matters may increase the risk of reputational harm to the business of Wells Fargo and the Bank, including the Bank’s ability to originate loans at the same volumes as we have historically acquired. If in future periods we do not reinvest loan paydowns at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
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

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2016 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
Management and the audit committee of the board of directors have reviewed and approved this critical accounting policy. This policy is described in the "Critical Accounting Policy" section in our 2016 Form 10-K.

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

We expect to adopt the guidance in first quarter 2018. For purposes of disclosing the estimates of fair value of loans carried at amortized cost, we are in the process of evaluating our valuation methods to determine the necessary changes to conform to an “exit price” notion as required by the Standard. Accordingly, the fair value amounts disclosed for such loans may change upon adoption.

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

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target”, “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of WFREIC; expectations for consumer and commercial credit performance and the appropriateness of our allowance for credit losses; our expectations regarding net interest income; expectations regarding loan acquisitions and paydowns; future capital expenditures; future dividends and other capital distributions; the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; the outcome of contingencies, such as legal proceedings; and our plans, objectives and strategies.
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

•	the other factors described in “Risk Factors” in the 2016 Form 10-K.

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

Risk Factors
An investment in Wells Fargo Real Estate Investment Corporation involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in WFREIC, refer to the “Risk Factors” section in our 2016 Form
10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of March 31, 2017, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended March 31,
(in thousands, except per share amounts)	2017	2016
Interest income	$310,615	163,491
Interest expense	—	604
Net interest income	310,615	162,887
Provision for credit losses	8,083	5,528
Net interest income after provision for credit losses	302,532	157,359
Noninterest income
Pledge fees	13,599	3,720
Other	184	112
Total noninterest income	13,783	3,832
Noninterest expense
Loan servicing costs	18,752	8,731
Management fees	6,912	3,911
Foreclosed assets	2,359	3,238
Other	195	282
Total noninterest expense	28,218	16,162
Net income	288,097	145,029
Comprehensive income	288,097	145,029
Dividends on preferred stock	4,397	4,397
Net income applicable to common stock	$283,700	140,632
Per common share information
Earnings per common share	$8.33	10.90
Diluted earnings per common share	8.33	10.90
Dividends declared per common share	8.51	10.85
Average common shares outstanding	34,058	12,900
Diluted average common shares outstanding	34,058	12,900

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Mar 31, 2017	Dec 31, 2016
Assets	(Unaudited)
Cash and cash equivalents	$2,106,854	971,349
Loans	30,277,151	31,309,993
Allowance for loan losses	(126,301)	(123,877)
Net loans	30,150,850	31,186,116
Accounts receivable - affiliates, net	49,683	155,813
Other assets	83,726	85,133
Total assets	$32,391,113	32,398,411
Liabilities
Line of credit with Bank	$—	—
Other liabilities	3,229	4,227
Total liabilities	3,229	4,227
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(163,227)	(156,927)
Total stockholders’ equity	32,387,884	32,394,184
Total liabilities and stockholders’ equity	$32,391,113	32,398,411
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	145,029	145,029
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $10.85 per share	—	—	—	(140,000)	(140,000)
Balance, March 31, 2016	$110	129	12,550,822	(137,522)	12,413,539
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	288,097	288,097
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $8.51 per share	—	—	—	(290,000)	(290,000)
Balance, March 31, 2017	$110	341	32,550,660	(163,227)	32,387,884
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$288,097	145,029
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(3,893)	(17,395)
Provision for credit losses	8,083	5,528
Other operating activities, net	6,375	(1,358)
Net cash provided by operating activities	298,662	131,804
Cash flows from investing activities:
Increase in cash realized from
Loans:
Acquisitions	—	—
Proceeds from payments and sales	1,131,240	658,643
Net cash provided by investing activities	1,131,240	658,643
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	—	145,458
Repayments of line of credit with Bank	—	(791,508)
Cash dividends paid	(294,397)	(144,397)
Net cash used by financing activities	(294,397)	(790,447)
Net change in cash and cash equivalents	1,135,505	—
Cash and cash equivalents at beginning of period	971,349	—
Cash and cash equivalents at end of period	$2,106,854	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$3,441	3,886
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). There were no material changes to these policies in first quarter 2017. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2016 Form 10-K.

Accounting Standards with Retrospective Application
The following accounting pronouncement has been issued by the FASB but is not yet effective:

•	ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

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
Subsequent to the issuance, the Company used the proceeds, as well as proceeds from loan paydowns and payoffs, to acquire

$19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of commercial secured by real estate loans.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2017. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. The majority of our loans are concentrated in California, New York, Washington, Virginia and Florida. These markets include approximately 58% of our total loan balance at March 31, 2017.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net addition of $66.7 million and $65.5 million at March 31, 2017 and December 31, 2016, respectively, for unamortized premiums and discounts.

(in thousands)	Mar 31, 2017	Dec 31, 2016
Total commercial	$3,818,088	3,984,881
Consumer:
Real estate 1-4 family first mortgage	25,432,226	26,236,047
Real estate 1-4 family junior lien mortgage	1,026,837	1,089,065
Total consumer	26,459,063	27,325,112
Total loans	$30,277,151	31,309,993

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2017			2016
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(14,195)	(14,195)	—	(1,837)	(1,837)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $483.0 million at March 31, 2017 and $438.0 million at December 31, 2016.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended March 31,
(in thousands)	2017	2016
Balance, beginning of period	$125,029	121,538
Provision for credit losses	8,083	5,528
Interest income on certain impaired loans (1)	(1,341)	(1,180)
Loan charge-offs:
Total commercial	(11)	(2)
Consumer:
Real estate 1-4 family first mortgage	(3,568)	(4,324)
Real estate 1-4 family junior lien mortgage	(5,248)	(6,606)
Total consumer	(8,816)	(10,930)
Total loan charge-offs	(8,827)	(10,932)
Loan recoveries:
Total commercial	17	20
Consumer:
Real estate 1-4 family first mortgage	1,111	1,043
Real estate 1-4 family junior lien mortgage	3,262	3,436
Total consumer	4,373	4,479
Total loan recoveries	4,390	4,499
Net loan charge-offs	(4,437)	(6,433)
Balance, end of period	$127,334	119,453
Components:
Allowance for loan losses	$126,301	118,773
Allowance for unfunded credit commitments	1,033	680
Allowance for credit losses	$127,334	119,453
Net loan charge-offs (annualized) as a percentage of average total loans	0.06%	0.20
Allowance for loan losses as a percentage of total loans	0.42	0.95
Allowance for credit losses as a percentage of total loans	0.42	0.96

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2017			2016
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$29,644	95,385	125,029	17,676	103,862	121,538
Provision (reversal of provision) for credit losses	(1,458)	9,541	8,083	83	5,445	5,528
Interest income on certain impaired loans	—	(1,341)	(1,341)	—	(1,180)	(1,180)

Loan charge-offs	(11)	(8,816)	(8,827)	(2)	(10,930)	(10,932)
Loan recoveries	17	4,373	4,390	20	4,479	4,499
Net loan charge-offs	6	(4,443)	(4,437)	18	(6,451)	(6,433)
Balance, end of period	$28,192	99,142	127,334	17,777	101,676	119,453
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2017
Collectively evaluated (1)	$27,107	26,435	53,542	3,813,808	26,006,007	29,819,815
Individually evaluated (2)	1,085	72,707	73,792	4,121	441,056	445,177
Purchased credit-impaired (PCI) (3)	—	—	—	159	12,000	12,159
Total	$28,192	99,142	127,334	3,818,088	26,459,063	30,277,151
December 31, 2016
Collectively evaluated (1)	$28,535	21,915	50,450	3,980,501	26,860,682	30,841,183
Individually evaluated (2)	1,109	73,470	74,579	3,236	451,070	454,306
PCI (3)	—	—	—	1,144	13,360	14,504
Total	$29,644	95,385	125,029	3,984,881	27,325,112	31,309,993

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2016.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
March 31, 2017
By risk category:
Pass	$3,811,389
Criticized	6,699
Total commercial loans	$3,818,088
December 31, 2016
By risk category:
Pass	$3,976,801
Criticized	8,080
Total commercial loans	$3,984,881

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
March 31, 2017
By delinquency status:
Current-29 days past due (DPD) and still accruing	$3,814,615
30-89 DPD and still accruing	—
90+ DPD and still accruing	—
Nonaccrual loans	3,473
Total commercial loans	$3,818,088
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$3,981,306
30-89 DPD and still accruing	—
90+ DPD and still accruing	975
Nonaccrual loans	2,600
Total commercial loans	$3,984,881

CONSUMER CREDIT QUALITY INDICATORS We have various classes of consumer loans that present unique risks. Loan delinquency, FICO credit scores and LTV/CLTV for loan types are common credit quality indicators that we monitor and utilize in our evaluation of the appropriateness of the allowance for credit losses for the consumer portfolio segment.
Many of our loss estimation techniques used for the allowance for credit losses rely on delinquency-based models;

therefore, delinquency is an important indicator of credit quality and the establishment of our allowance for credit losses. The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2017
By delinquency status:
Current-29 DPD	$25,283,742	987,470	26,271,212
30-59 DPD	46,366	14,973	61,339
60-89 DPD	18,601	7,856	26,457
90-119 DPD	13,726	3,088	16,814
120-179 DPD	14,330	4,520	18,850
180+ DPD	62,177	12,396	74,573
Remaining PCI accounting adjustments	(6,716)	(3,466)	(10,182)
Total consumer loans	$25,432,226	1,026,837	26,459,063
December 31, 2016
By delinquency status:
Current-29 DPD	$26,083,077	1,046,385	27,129,462
30-59 DPD	50,197	14,254	64,451
60-89 DPD	23,740	8,216	31,956
90-119 DPD	9,962	5,493	15,455
120-179 DPD	9,945	3,971	13,916
180+ DPD	66,606	14,168	80,774
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

The following table provides a breakdown of our consumer portfolio by FICO. The March 31, 2017 FICO scores for real estate 1-4 family first and junior lien mortgages reflect a new FICO score version we adopted in first quarter 2017 to monitor and manage those portfolios. In general the impact for us is a shift to higher scores, particularly to the 800+ level, as the new

FICO score version utilizes a more refined approach that better distinguishes borrower credit risk. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2017 (1)
By FICO:
< 600	$212,923	90,389	303,312
600-639	156,704	63,731	220,435
640-679	336,124	106,556	442,680
680-719	997,016	192,785	1,189,801
720-759	2,204,540	190,721	2,395,261
760-799	4,875,153	148,171	5,023,324
800+	16,552,871	224,638	16,777,509
No FICO available	103,611	13,312	116,923
Remaining PCI accounting adjustments	(6,716)	(3,466)	(10,182)
Total consumer loans	$25,432,226	1,026,837	26,459,063
December 31, 2016
By FICO:
< 600	$227,775	114,855	342,630
600-639	183,318	76,631	259,949
640-679	490,005	132,398	622,403
680-719	1,283,767	198,166	1,481,933
720-759	3,668,121	213,787	3,881,908
760-799	12,926,891	229,558	13,156,449
800+	7,328,038	113,112	7,441,150
No FICO available	135,612	13,980	149,592
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	March 31, 2017 amounts reflect updated FICO score version implemented in first quarter 2017.

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
March 31, 2017
By LTV/CLTV:
0-60%	$12,417,705	330,404	12,748,109
60.01-80%	11,551,035	284,682	11,835,717
80.01-100%	1,247,424	253,858	1,501,282
100.01-120% (1)	139,292	113,416	252,708
> 120% (1)	63,803	46,306	110,109
No LTV/CLTV available	19,683	1,637	21,320
Remaining PCI accounting adjustments	(6,716)	(3,466)	(10,182)
Total consumer loans	$25,432,226	1,026,837	26,459,063
December 31, 2016
By LTV/CLTV:
0-60%	$12,639,979	347,932	12,987,911
60.01-80%	11,995,186	297,037	12,292,223
80.01-100%	1,362,748	271,230	1,633,978
100.01-120% (1)	155,553	124,467	280,020
> 120% (1)	69,990	50,226	120,216
No LTV/CLTV available	20,071	1,595	21,666
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield.

(in thousands)	Mar 31, 2017	Dec 31, 2016
Total commercial	3,473	2,600
Consumer:
Real estate 1-4 family first mortgage	159,444	165,117
Real estate 1-4 family junior lien mortgage	46,065	48,806
Total consumer	205,509	213,923
Total nonaccrual loans (excluding PCI)	$208,982	216,523

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $1.2 million at March 31, 2017, and $2.3 million at December 31, 2016, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar 31, 2017	Dec 31, 2016
Total commercial	$—	—
Consumer:
Real estate 1-4 family first mortgage	9,051	4,962
Real estate 1-4 family junior lien mortgage	875	2,545
Total consumer	9,926	7,507
Total past due (excluding PCI)	$9,926	7,507

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $9.8 million at March 31, 2017 and $11.8 million at December 31, 2016.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2017
Total commercial	$6,151	4,121	4,121	1,085
Consumer:
Real estate 1-4 family first mortgage	411,038	342,263	240,179	49,313
Real estate 1-4 family junior lien mortgage	108,527	98,793	81,182	23,394
Total consumer	519,565	441,056	321,361	72,707
Total impaired loans (excluding PCI)	$525,716	445,177	325,482	73,792
December 31, 2016
Total commercial	$3,940	3,236	3,236	1,109
Consumer:
Real estate 1-4 family first mortgage	419,497	349,627	247,525	49,486
Real estate 1-4 family junior lien mortgage	111,967	101,443	83,887	23,984
Total consumer	531,464	451,070	331,412	73,470
Total impaired loans (excluding PCI)	$535,404	454,306	334,648	74,579

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2017		2016
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$3,244	12	3,987	6
Consumer:
Real estate 1-4 family first mortgage	346,133	5,406	380,766	5,548
Real estate 1-4 family junior lien mortgage	100,044	2,149	115,594	2,383
Total consumer	446,177	7,555	496,360	7,931
Total impaired loans	$449,421	7,567	500,347	7,937
Interest income:
Cash basis of accounting		$2,158		2,472
Other (1)		5,409		5,465
Total interest income		$7,567		7,937

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $444.2 million and $454.3 million at March 31, 2017 and December 31, 2016, respectively. We do not consider loan resolutions, such as foreclosure or short sale to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	4,105	2,884	2,987	9,976	441	3.34	4,791
Real estate 1-4 family junior lien mortgage	626	1,207	1,039	2,872	181	4.98	1,376
Trial modifications (6)	—	—	(1,193)	(1,193)	—	—	—
Total consumer	4,731	4,091	2,833	11,655	622	3.70	6,167
Total	$4,731	4,091	2,833	11,655	622	3.70%	$6,167
Quarter ended March 31, 2016
Total commercial	$—	—	1,848	1,848	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	1,924	2,502	5,741	10,167	531	3.61	4,144
Real estate 1-4 family junior lien mortgage	72	1,253	1,027	2,352	660	3.89	1,292
Trial modifications (6)	—	—	(649)	(649)	—	—	—
Total consumer	1,996	3,755	6,119	11,870	1,191	3.67	5,436
Total	$1,996	3,755	7,967	13,718	1,191	3.67%	$5,436

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $3.2 million and $2.0 million for the quarters ended March 31, 2017 and 2016, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $396 thousand and $306 thousand for the quarters ended March 31, 2017 and 2016, respectively.

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

	Recorded investment of defaults
	Quarter ended March 31,
(in thousands)	2017	2016
Total commercial	$—	807
Consumer:
Real estate 1-4 family first mortgage	419	549
Real estate 1-4 family junior lien mortgage	57	251
Total consumer	476	800
Total	$476	1,607

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of March 31, 2017 and December 31, 2016, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2016 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2017
Financial assets
Cash and cash equivalents (1)	$2,106,854	2,106,854	—	—	2,106,854
Loans, net (2)	30,150,850	—	—	30,654,548	30,654,548

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—
December 31, 2016
Financial assets
Cash and cash equivalents (1)	$971,349	971,349	—	—	971,349
Loans, net (2)	31,186,116	—	—	31,732,422	31,732,422

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			March 31, 2017 and December 31, 2016
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

In the event that the Company is liquidated or dissolved, the holders of the Series A and Series B preferred stock will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred stock ranks on parity with Series B preferred stock and senior to the Company’s common stock. The Company may issue additional shares of common stock to affiliates of Wells Fargo without further action by the Series A or Series B stockholders. Additional information related to Series A and B preferred stock, including the ability of the Company to redeem each series, is included in Note 5 (Common and Preferred Stock) to Financial Statements in our 2016 Form 10-K.
The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At March 31, 2017, the dividend coverage ratio was 5,270%.

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

	Quarter ended March 31,
(in thousands)	2017	2016
Income statement data
Interest income:
Net accretion of adjustments on loans	$3,893	17,395
Interest on deposits	2,780	—
Total interest income	6,673	17,395
Pledge fees	13,599	3,720
Interest expense	—	604
Loan servicing costs	18,752	8,724
Management fees	6,912	3,911

(in thousands)	Mar 31, 2017	Dec 31, 2016
Balance sheet related data
Cash and cash equivalents	$2,106,854	971,349
Loan acquisitions (year-to-date)	—	23,339,146
Proceeds from common stock issuance (year-to-date)	—	20,000,050
Loan sales (book value) (year-to-date)	(14,181)	(424,556)
Pledged loans (carrying value) (1)	15,917,038	20,239,773
Foreclosed asset sales (year-to-date)	(2,955)	(10,915)
Line of credit with Bank	—	—
Accounts receivable - affiliates, net	49,683	155,813

(1)	The fair value of pledged loans was approximately $16.1 billion and $20.4 billion at March 31, 2017 and December 31, 2016, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred
stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. At March 31, 2017 and March 31, 2016, the fee was equal to an annual rate of 34 basis points (0.34%) and 28 basis points (0.28%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time.

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

Accounts Receivable - Affiliates, Net Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions which include net loan paydowns, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

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
Date: May 8, 2017

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