Form 10-Q
period 2017-06-30
Wells Fargo Real Estate Investment Corp.
filed 2017-08-07
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data (1)
				% Change
	Quarter ended			June 30, 2017 from		Six months ended
($ in thousands, except per share data)	Jun 30, 2017	Mar 31, 2017	Jun 30, 2016	Mar 31, 2017	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016	% Change
For the period
Net income	$289,100	288,097	148,728	—%	94	$577,197	293,757	96%
Net income applicable to common stock	284,703	283,700	144,331	—	97	568,403	284,963	99
Diluted earnings per common share	8.36	8.33	11.19	—	(25)	16.69	22.09	(24)
Profitability ratios
Return on average assets	3.42%	3.59	4.48	(5)	(24)	3.50%	4.48	(22)
Return on average stockholders’ equity	3.58	3.60	4.81	(1)	(26)	3.59	4.74	(24)
Average stockholders’ equity to average assets	95.51	99.68	93.16	(4)	3	97.54	94.63	3
Common dividend payout ratio (2)	100.12	102.16	96.96	(2)	3	101.14	98.23	3
Dividend coverage ratio (3)	6,068	5,270	3,594	15	69	6,068	3,594	69
Total revenue	$334,508	324,398	170,168	3	97	$658,906	336,887	96
Average loans	31,404,930	30,730,460	13,013,458	2	141	31,069,558	12,955,296	140
Average assets	33,940,380	32,547,955	13,357,024	4	154	33,248,014	13,173,207	152
Net interest margin	3.78%	3.86	5.02	(2)	(25)	3.82%	5.04	(24)
Net loan charge-offs (recoveries)	$(262)	4,437	5,726	NM	NM	$4,175	12,159	(66)
As a percentage of average total loans (annualized)	—%	0.06	0.18	NM	NM	0.03%	0.19	(84)
At period end
Loans	$33,850,075	30,277,151	14,028,200	12	141	$33,850,075	14,028,200	141
Allowance for loan losses	143,389	126,301	117,422	14	22	143,389	117,422	22
As a percentage of total loans	0.42%	0.42	0.84	—	(50)	0.42%	0.84	(50)
Assets	$33,952,261	32,391,113	14,049,883	5	142	$33,952,261	14,049,883	142
Total stockholders’ equity	32,387,587	32,387,884	12,417,870	—	161	32,387,587	12,417,870	161
Total nonaccrual loans and foreclosed assets	205,328	211,885	245,224	(3)	(16)	205,328	245,224	(16)
As a percentage of total loans	0.61%	0.70	1.75	(13)	(65)	0.61%	1.75	(65)
Loans 90 days or more past due and still accruing (4)	$6,241	9,926	7,769	(37)	(20)	$6,241	7,769	(20)
NM - Not meaningful

(1)
On August 26, 2016, Wells Fargo Real Estate Investment Corporation (the Company) issued and sold 21.2 million shares of the Company’s common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Subsequent to the issuance, the Company used the proceeds along with existing funds to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of commercial secured by real estate loans (CSRE).

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
As of June 30, 2017, we had $34.0 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
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

Third Quarter 2016 Common Stock Issuance and Related Loan Acquisitions
On August 26, 2016, the Company issued and sold 21.2 million shares of common stock to affiliates of the Company for an aggregate purchase price of $20.0 billion. Following the issuance, indirect wholly-owned subsidiaries of the Bank continue to own 100% of the Company’s common stock. Subsequent to the issuance, the Company used the proceeds along with existing funds to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of Commercial Secured by Real Estate (CSRE) loans in third quarter 2016 (Third Quarter 2016 Loan Acquisitions).

Financial Performance
We earned net income of $289.1 million in second quarter 2017, or $8.36 diluted earnings per common share, compared with $148.7 million in second quarter 2016, or $11.19 diluted earnings per common share. For the first half of 2017, net income was $577.2 million or $16.69 diluted earnings per share, compared with $293.8 million or $22.09 diluted earnings per share for the same period a year ago. The increase in net income in the second quarter and first half of 2017 was attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.
Loans
Total loans were $33.9 billion at June 30, 2017, compared with $31.3 billion at December 31, 2016. Net loans represented 99% of assets at June 30, 2017, and 96% at December 31, 2016.
Credit quality, as measured by net charge-offs, nonaccruals and delinquencies, remained strong during second quarter 2017 reflecting the benefit of continued improvement in the housing environment and the acquisition of high quality loans in the Third Quarter 2016 Loan Acquisitions. Net recoveries were $262 thousand in second quarter 2017 and net charge-offs were $4.2 million for the first half of 2017, compared with net charge-offs of $5.7 million and $12.2 million for the second quarter and first half of 2016. Nonaccrual loans were $203.6 million at June 30, 2017, compared with $216.5 million at December 31, 2016. Loans 90 days or more past due and still accruing were $6.2 million at June 30, 2017, compared with $7.5 million at December 31, 2016. Delinquencies remain a small percentage of our loan balances.
Second quarter 2017 provision for credit losses was $18.1 million, compared with a provision for credit losses of $5.9 million a year ago. For the first half of 2017, provision for credit losses was $26.2 million, compared with $11.4 million a year ago. The higher level of provision in the second quarter and first half of 2017 compared with a year ago reflected real estate 1-4 family first lien mortgage loan growth. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $8.8 million in the second quarter and first half, respectively, of both 2017 and 2016. Dividends declared to holders of our Series B preferred stock totaled $14 thousand and $28 thousand in the second quarter and first half, respectively, of both 2017 and 2016.
Dividends declared to the holders of our common stock totaled $285.0 million and $575.0 million for the second quarter and first half of 2017, respectively, compared with $140.0 million and $280.0 million for the same periods in 2016.

Earnings Performance

Net Income
We earned net income of $289.1 million and $148.7 million in second quarter 2017 and 2016, respectively. For the first half of 2017, net income was $577.2 million, compared with $293.8 million for the same period a year ago. The increase in net income in the second quarter 2017 and first half of 2017 was attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $319.6 million in second quarter 2017, compared with $166.0 million a year ago and $630.2 million for the first half of 2017, compared with $328.9 million a year ago. The increase in the second quarter and first half of 2017 was attributable to a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions partially offset by a decrease in yield.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.78% and 3.82% in the second quarter and first half of 2017, respectively, compared with 5.02% and 5.04% for the same periods a year ago. The decrease in net interest margin for the second quarter and first half of 2017 was attributable to the investment of proceeds from the common stock issuance in third quarter 2016 and proceeds from subsequent loan paydowns and payoffs into lower yielding loans, as well as dilution from higher average interest-bearing deposits. Interest income in the second quarter and first half of 2017 included net accretion of adjustments on loans of $2.4 million and $6.3 million, respectively, compared with $20.4 million and $37.8 million a year ago. The decrease in net accretion of adjustments on loans in both periods was attributable to premium amortization from the real estate 1-4 family first mortgage loan acquisitions in 2016 partially offsetting net discount accretion in the second quarter and first half of 2017. Loan paydowns and payoffs annualized represented 13.7% and 13.4% of average loan balances during the second quarter and first half of 2017, respectively, compared with 23.5% and 23.7% during the same periods a year ago. The lower paydown and payoff rate in the second quarter and first half of 2017 was generally attributable to higher mortgage rates compared with a year ago.

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
The Company has a $2.2 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $250 thousand in both the second quarter and first half of 2017, compared with $153 thousand and $757 thousand for the same periods a year ago. Average borrowings for second quarter 2017 and 2016 were $77.1 million and $116.9 million, respectively, at a weighted average interest rate of 1.30% and 0.53%, respectively. Average borrowings for the first half of 2017 and 2016, were $38.8 million and $307.1 million, respectively, at a weighted average interest rate of 1.30% and 0.50%, respectively. The increase in weighted average interest rate in the second quarter and first half of 2017 was attributable to an increase in the average federal funds rate.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended June 30,
			2017			2016
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,728,609	27,275	2.93%	$2,563,489	16,683	2.62%
Real estate 1-4 family mortgage loans	27,676,321	286,875	4.15	10,449,969	149,261	5.73
Interest-bearing deposits and other interest-earning assets	2,397,826	5,716	0.96	252,464	239	0.38
Total interest-earning assets	$33,802,756	319,866	3.79	$13,265,922	166,183	5.02
Funding sources
Line of credit with Bank	$77,098	250	1.30	$116,897	153	0.53
Total interest-bearing liabilities	$77,098	250	1.30	$116,897	153	0.53
Net interest margin and net interest income		$319,616	3.78%		$166,030	5.02%
	Six months ended June 30,
			2017			2016
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,800,026	55,329	2.94%	$2,676,070	33,609	2.53%
Real estate 1-4 family mortgage loans	27,269,532	566,656	4.16	10,279,226	295,826	5.77
Interest-bearing deposits and other interest-earning assets	1,981,074	8,496	0.86	126,232	239	0.38
Total interest-earning assets	$33,050,632	630,481	3.82	$13,081,528	329,674	5.05
Funding sources
Line of credit with Bank	$38,762	250	1.30	$307,081	757	0.50
Total interest-bearing liabilities	$38,762	250	1.30	$307,081	757	0.50
Net interest margin and net interest income		$630,231	3.82%		$328,917	5.04%

Provision for Credit Losses
Second quarter 2017 provision for credit losses was $18.1 million, compared with $5.9 million a year ago. For the first half of 2017, the provision for credit losses was $26.2 million, compared with $11.4 million a year ago. The higher level of provision in the second quarter and first half of 2017 compared with a year ago reflected real estate 1-4 family first mortgage loan growth. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in second quarter 2017 was $14.9 million, compared with $4.1 million a year ago and $28.7 million and $8.0 million in the first half of 2017 and 2016, respectively. Noninterest income predominantly consists of loan pledge fees.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We earned $14.9 million and $28.5 million in pledge fees during the second quarter and first half of 2017, respectively, compared with $4.0 million and $7.7 million for the same periods a year ago. The increase in both periods was attributable to higher average pledged loan balances as well as higher pledge fee rates. See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense in second quarter 2017 was $27.3 million, compared with $15.5 million a year ago and $55.5 million and $31.7 million in the first half of 2017 and 2016, respectively. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in second quarter 2017 were $19.2 million, compared with $8.8 million in second quarter 2016 and $38.0 million and $17.5 million in the first half of 2017 and 2016, respectively. The increase in both periods was attributable to a higher average loan balance due to the Third Quarter 2016 Loan Acquisitions.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $5.9 million and $12.8 million in the second quarter and first half of 2017, respectively, compared with $3.5 million and $7.4 million, respectively, in the second quarter and first half of 2016. The increase in 2017 related to an increase in expense allocations based on our higher total average assets due to the common stock issuance in third quarter 2016.
Foreclosed assets expense was $2.1 million in second quarter 2017 compared with $3.2 million in second quarter 2016 and $4.4 million and $6.5 million in the first half of 2017 and 2016, respectively. The decrease in the second quarter and first half of 2017 was due to lower costs of maintaining our foreclosed assets, including property tax expense. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $34.0 billion at June 30, 2017, and$32.4 billion at December 31, 2016.
Loans
Loans were $33.9 billion at June 30, 2017, and $31.3 billion at December 31, 2016. In the second quarter and first half of 2017, we acquired $4.7 billion of consumer loans from the Bank at their estimated fair value, compared with $2.3 billion in the second quarter and first half of 2016. At June 30, 2017 and December 31, 2016, consumer loans represented 89% and 87% of loans, respectively, and commercial loans represented the remaining balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses increased $19.5 million to $143.4 million at June 30, 2017, from $123.9 million at December 31, 2016, due to real estate 1-4 family first mortgage loan growth.
At June 30, 2017, the allowance for loan losses included $117.1 million for consumer loans and $26.3 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.
Line of Credit with Bank
We draw upon our $2.2 billion line of credit to finance loan acquisitions. At June 30, 2017, we had $1.6 billion outstanding. There was no outstanding balance at December 31, 2016.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
Total commercial	$3,610,269	3,984,881	3.4	3.4
Consumer:
Real estate 1-4 family first mortgage	29,276,380	26,236,047	25.2	25.2
Real estate 1-4 family junior lien mortgage	963,426	1,089,065	15.6	15.8
Total consumer	30,239,806	27,325,112	24.9	24.8
Total loans	$33,850,075	31,309,993	22.6	22.1
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	June 30, 2017
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,611,074	8,450,143	11,285	10,072,502	30%
New York	15,894	3,153,954	58,326	3,228,174	10
Washington	193,049	1,728,201	1,188	1,922,438	6
Virginia	67,257	1,528,232	98,900	1,694,389	5
Florida	338,091	1,011,088	126,235	1,475,414	4
Other	1,384,904	13,404,762	667,492	15,457,158	45
Total loans	$3,610,269	29,276,380	963,426	33,850,075	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at June 30, 2017. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. All of the loans in our C&I portfolio were unsecured at June 30, 2017.

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

Table 4: CSRE Loans by State and Property Type

	June 30, 2017
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,611,074	45%
Florida	336,589	9
Washington	193,049	5
Utah	183,155	5
Oregon	164,225	5
Other	1,119,517	31
Total loans	$3,607,609	100%
By property type:
Office buildings	$927,232	26%
Shopping centers	678,885	19
5+ multifamily residences	562,538	16
Warehouses	542,140	15
Retail establishments (restaurants, stores)	427,957	12
Mini-storage	127,979	4
Motels/hotels	118,077	3
Manufacturing plants	77,332	2
Commercial/industrial (non-residential)	65,054	2
Research and development	51,578	1
Other	28,837	—
Total loans	$3,607,609	100%

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
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in second quarter 2017, as measured through net charge-offs and nonaccrual loans.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	June 30, 2017
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio (1)
California	$8,461,428	51%
New York	3,212,280	62
Washington	1,729,389	57
Virginia	1,627,132	65
Pennsylvania	1,180,814	64
Other	14,028,763	63
Total loans	$30,239,806	59

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to 0.00% and 0.02% in second quarter and first half of 2017, respectively, compared with 0.16%, for both of the same periods a year ago. Nonaccrual loans were $157.1 million at Ju ne 30, 2017, compared with $165.1 million at December 31, 2016.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended (1)
(in thousands)	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
California	$8,450,001	9,012,878	0.07%	0.06	—	—	—	—	—
New York	3,153,257	2,293,854	0.52	0.68	0.01	0.07	—	0.02	0.03
Washington	1,728,204	1,562,147	0.04	0.09	(0.01)	0.01	—	—	—
Virginia	1,526,618	1,411,434	0.59	0.76	(0.01)	0.04	0.05	0.10	0.05
Texas	1,149,119	1,135,109	0.48	0.37	(0.02)	—	0.01	0.01	0.03
Other	13,258,429	10,808,197	0.84	1.25	0.01	0.07	0.06	0.13	0.24
Total	29,265,628	26,223,619	0.51	0.66	—	0.04	0.03	0.06	0.16
PCI	10,752	12,428
Total first mortgages	$29,276,380	26,236,047

(1)	September 30, 2016 and subsequent periods reflect $19.1 billion of high quality consumer loans acquired in the Third Quarter 2016 Loan Acquisitions.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (recoveries) (annualized) as a percentage of average loans improved to (0.18)% and 0.30% in second quarter and first half of 2017, compared with 0.66% and 0.81% for the same periods a year ago. Nonaccrual loans were $43.4 million at June 30, 2017, compared with $48.8 million at December 31, 2016.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
New Jersey	$204,282	227,384	4.76%	4.82	0.58	2.20	1.84	0.66	1.27
Pennsylvania	150,805	168,829	4.50	4.21	0.02	1.27	2.85	0.66	0.86
Florida	126,222	143,541	3.09	3.40	(1.59)	0.53	(0.07)	(0.55)	0.52
Virginia	98,868	110,712	4.11	3.42	(0.10)	0.22	1.21	0.33	0.91
Georgia	68,877	80,038	2.49	2.66	0.47	(0.16)	(1.41)	(0.08)	0.26
Other	314,156	357,629	3.94	4.60	(0.36)	0.07	1.09	0.25	0.26
Total	963,210	1,088,133	4.00	4.17	(0.18)	0.76	1.19	0.27	0.66
PCI	216	932
Total junior lien mortgages	$963,426	1,089,065

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans are discharged in bankruptcy, regardless of their delinquency status.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
Nonaccrual loans:
Total commercial	$3,144	3,473	2,600	2,378	2,783
Consumer:
Real estate 1-4 family first mortgage	157,092	159,444	165,117	175,086	182,814
Real estate 1-4 family junior lien mortgage	43,378	46,065	48,806	50,812	55,874
Total consumer	200,470	205,509	213,923	225,898	238,688
Total nonaccrual loans (1)	203,614	208,982	216,523	228,276	241,471
Foreclosed assets	1,714	2,903	2,505	3,384	3,753
Total nonperforming assets	$205,328	211,885	219,028	231,660	245,224
As a percentage of total loans (2)	0.61%	0.70	0.70	0.69	1.75

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Decrease at September 30, 2016, reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Total NPAs were $205.3 million (0.61% of total loans) at June 30, 2017, and included $203.6 million of nonaccrual loans. Total NPAs were $219.0 million (0.70% of total loans) at December 31, 2016, and included $216.5 million of nonaccrual loans.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
Commercial:
Balance, beginning of period	$3,473	2,600	2,378	2,783	3,733
Inflows	—	978	328	2,128	48
Outflows	(329)	(105)	(106)	(2,533)	(998)
Balance, end of period	3,144	3,473	2,600	2,378	2,783
Consumer:
Balance, beginning of period	205,509	213,923	225,898	238,688	259,283
Inflows	31,587	33,360	30,146	31,770	34,964
Outflows:
Returned to accruing	(15,350)	(20,152)	(16,256)	(18,158)	(24,507)
Foreclosures	(3,104)	(3,018)	(1,826)	(3,762)	(5,212)
Charge-offs	(4,366)	(7,424)	(8,511)	(5,670)	(9,696)
Payment, sales and other	(13,806)	(11,180)	(15,528)	(16,970)	(16,144)
Total outflows	(36,626)	(41,774)	(42,121)	(44,560)	(55,559)
Balance, end of period	200,470	205,509	213,923	225,898	238,688
Total nonaccrual loans	$203,614	208,982	216,523	228,276	241,471

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $68.8 million and $74.6 million at June 30, 2017 and December 31, 2016, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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
Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
Total commercial TDRs	$3,078	3,147	3,236	3,285	3,443
Consumer:
Real estate 1-4 family first mortgage	326,413	335,037	340,895	350,324	358,337
Real estate 1-4 family junior lien mortgage	92,812	96,260	98,380	102,423	107,280
Trial modifications	10,165	9,759	11,795	12,876	12,217
Total consumer TDRs	429,390	441,056	451,070	465,623	477,834
Total TDRs	$432,468	444,203	454,306	468,908	481,277
TDRs on nonaccrual status	$124,444	128,807	136,883	144,723	150,789
TDRs on accrual status	308,024	315,396	317,423	324,185	330,488
Total TDRs	$432,468	444,203	454,306	468,908	481,277
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
Commercial:
Balance, beginning of period	$3,147	3,236	3,285	3,443	4,395
Inflows (1)	—	—	—	2,106	—
Outflows (2)	(69)	(89)	(49)	(2,264)	(952)
Balance, end of period	3,078	3,147	3,236	3,285	3,443
Consumer:
Balance, beginning of period	441,056	451,070	465,623	477,834	490,491
Inflows (1)	6,560	9,706	6,858	8,429	10,060
Outflows:
Charge-offs	(1,653)	(1,162)	(2,133)	(2,301)	(1,959)
Foreclosures	(376)	(1,067)	274	(658)	(2,339)
Payments, sales and other (2)	(16,603)	(15,455)	(18,471)	(18,340)	(15,943)
Net change in trial modifications (3)	406	(2,036)	(1,081)	659	(2,476)
Balance, end of period	429,390	441,056	451,070	465,623	477,834
Total TDRs	$432,468	444,203	454,306	468,908	481,277

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended June 30 and March 31, 2017, and December 31, September 30 and June 30, 2016, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Loans 90 days or more past due and still accruing were less than one percent of loans at both June 30, 2017 and December 31, 2016.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
Total commercial	$—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4,495	9,051	4,962	3,633	5,476
Real estate 1-4 family junior lien mortgage	1,746	875	2,545	2,469	2,293
Total consumer	6,241	9,926	7,507	6,102	7,769
Total	$6,241	9,926	7,507	6,102	7,769

(1)
PCI loans of $1.0 million, $1.2 million, $2.3 million, $2.3 million and $2.4 million at June 30 and March 31, 2017 and December 31, September 30, and June 30, 2016, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for second quarter 2017 and the previous four quarters. Net charge-offs (annualized) improved to a net recovery of $262 thousand in second quarter 2017 compared with net charge-offs of $5.7 million in second quarter 2016. Substantially all net losses (recoveries) were in consumer real estate.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Jun 30, 2017		Mar 31, 2017		Dec 31, 2016		Sep 30, 2016		Jun 30, 2016
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1) (2)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(12)	—%	$(6)	—%	$20	—%	$(48)	(0.01)%	$(1)	—%
Consumer:
Real estate 1-4 family first mortgage	190	—	2,457	0.04	1,767	0.03	2,426	0.06	3,630	0.16
Real estate 1-4 family junior lien mortgage	(440)	(0.18)	1,986	0.76	3,373	1.19	825	0.27	2,097	0.66
Total consumer	(250)	—	4,443	0.07	5,140	0.07	3,251	0.07	5,727	0.22
Total	$(262)	—%	$4,437	0.06%	$5,160	0.06%	$3,203	0.06%	$5,726	0.18%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

(2)	Decrease at September 30, 2016 reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at June 30, 2017.
The allowance for loan losses increased $19.5 million to $143.4 million at June 30, 2017, from $123.9 million at

December 31, 2016, due to loan growth in the real estate 1-4 family first mortgage portfolio.
We believe the allowance for credit losses of $144.4 million at June 30, 2017, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2016 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.
Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Jun 30, 2017		Mar 31, 2017		Dec 31, 2016		Sep 30, 2016		Jun 30, 2016
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$27,375	11%	$28,192	13%	$29,644	13%	$27,250	13%	$15,008	18%
Consumer:
Real estate 1-4 family first mortgage	78,130	86	59,906	84	61,371	84	65,003	84	56,648	73
Real estate 1-4 family junior lien mortgage	38,942	3	39,236	3	34,014	3	39,713	3	46,374	9
Total consumer	117,072	89	99,142	87	95,385	87	104,716	87	103,022	82
Total	$144,447	100%	$127,334	100%	$125,029	100%	$131,966	100%	$118,030	100%

	Quarter ended
(in thousands)	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016
Components:
Allowance for loan losses	$143,389	126,301	123,877	130,715	117,422
Allowance for unfunded credit commitments	1,058	1,033	1,152	1,251	608
Allowance for credit losses	$144,447	127,334	125,029	131,966	118,030
Allowance for loan losses as a percentage of total loans (1)	0.42%	0.42	0.40	0.39	0.84
Allowance for loan losses as a percentage of annualized net charge-offs	NM	701.91	603.47	1,025.78	509.83
Allowance for credit losses as a percentage of total loans (1)	0.43	0.42	0.40	0.39	0.84
Allowance for credit losses as a percentage of total nonaccrual loans	70.94	60.93	57.74	57.81	48.88
NM – Not meaningful

(1)	Decrease at September 30, 2016 reflects $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At June 30, 2017, 15% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At June 30, 2017, approximately 85% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At June 30, 2017, 15% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At June 30, 2017, our liabilities were 5% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $2.2 billion revolving line of credit we have with the Bank as a short-term liquidity source. At June 30, 2017, there was $1.6 billion outstanding balance on our Bank line of credit. The rate of interest on the line of credit is equal to the average federal funds rate plus 12.5 basis points.
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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of June 30, 2017, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Interest income	$319,866	166,183	630,481	329,674
Interest expense	250	153	250	757
Net interest income	319,616	166,030	630,231	328,917
Provision for credit losses	18,118	5,903	26,201	11,431
Net interest income after provision for credit losses	301,498	160,127	604,030	317,486
Noninterest income
Pledge fees	14,875	4,022	28,474	7,742
Other	17	116	201	228
Total noninterest income	14,892	4,138	28,675	7,970
Noninterest expense
Loan servicing costs	19,236	8,815	37,988	17,546
Management fees	5,859	3,491	12,771	7,402
Foreclosed assets	2,052	3,215	4,411	6,453
Other	143	16	338	298
Total noninterest expense	27,290	15,537	55,508	31,699
Net income	289,100	148,728	577,197	293,757
Comprehensive income	289,100	148,728	577,197	293,757
Dividends on preferred stock	4,397	4,397	8,794	8,794
Net income applicable to common stock	$284,703	144,331	568,403	284,963
Per common share information
Earnings per common share	$8.36	11.19	16.69	22.09
Diluted earnings per common share	8.36	11.19	16.69	22.09
Dividends declared per common share	8.37	10.85	16.88	21.70
Average common shares outstanding	34,058	12,900	34,058	12,900
Diluted average common shares outstanding	34,058	12,900	34,058	12,900
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Jun 30, 2017	Dec 31, 2016
Assets	(Unaudited)
Cash and cash equivalents	$1,407	971,349
Loans	33,850,075	31,309,993
Allowance for loan losses	(143,389)	(123,877)
Net loans	33,706,686	31,186,116
Accounts receivable - affiliates, net	154,371	155,813
Other assets	89,797	85,133
Total assets	$33,952,261	32,398,411
Liabilities
Line of credit with Bank	$1,561,588	—
Other liabilities	3,086	4,227
Total liabilities	1,564,674	4,227
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(163,524)	(156,927)
Total stockholders’ equity	32,387,587	32,394,184
Total liabilities and stockholders’ equity	$33,952,261	32,398,411
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	293,757	293,757
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $21.70 per share	—	—	—	(280,000)	(280,000)
Balance, June 30, 2016	$110	129	12,550,822	(133,191)	12,417,870
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	577,197	577,197
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $16.88 per share	—	—	—	(575,000)	(575,000)
Balance, June 30, 2017	$110	341	32,550,660	(163,524)	32,387,587
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$577,197	293,757
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(6,262)	(37,844)
Provision for credit losses	26,201	11,431
Other operating activities, net	(11,081)	(5,350)
Net cash provided by operating activities	586,055	261,994
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(4,707,964)	(2,313,927)
Proceeds from payments and sales	2,174,173	1,540,073
Net cash used by investing activities	(2,533,791)	(773,854)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	1,561,588	1,774,496
Repayments of line of credit with Bank	—	(973,842)
Cash dividends paid	(583,794)	(288,794)
Net cash provided by financing activities	977,794	511,860
Net change in cash and cash equivalents	(969,942)	—
Cash and cash equivalents at beginning of period	971,349	—
Cash and cash equivalents at end of period	$1,407	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$6,263	8,519
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). There were no material changes to these policies in second quarter 2017. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
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
Subsequent to the issuance, the Company used the proceeds along with existing funds to acquire $19.1 billion of real estate 1-4 family first mortgage loans and $1.9 billion of commercial secured by real estate loans.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2017. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. The majority of our loans are concentrated in California, New York, Washington, Virginia and Florida. These markets include approximately 55% of our total loan balance at June 30, 2017.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $11.6 million and net addition of $65.5 million at June 30, 2017 and December 31, 2016, respectively, for unamortized premiums and discounts.

(in thousands)	Jun 30, 2017	Dec 31, 2016
Total commercial	$3,610,269	3,984,881
Consumer:
Real estate 1-4 family first mortgage	29,276,380	26,236,047
Real estate 1-4 family junior lien mortgage	963,426	1,089,065
Total consumer	30,239,806	27,325,112
Total loans	$33,850,075	31,309,993

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2017			2016
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Loan acquisitions	$—	4,707,964	4,707,964	—	2,313,927	2,313,927
Loan sales	—	(42,834)	(42,834)	(128)	(3,248)	(3,376)
Six months ended June 30,
Loan acquisitions	$—	4,707,964	4,707,964	—	2,313,927	2,313,927
Loan sales	—	(57,029)	(57,029)	(128)	(5,085)	(5,213)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $504.5 million at June 30, 2017 and $438.0 million at December 31, 2016.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$127,334	119,453	125,029	121,538
Provision for credit losses	18,118	5,903	26,201	11,431
Interest income on certain impaired loans (1)	(1,267)	(1,600)	(2,608)	(2,780)
Loan charge-offs:
Total commercial	—	(8)	(11)	(10)
Consumer:
Real estate 1-4 family first mortgage	(2,232)	(5,032)	(5,800)	(9,356)
Real estate 1-4 family junior lien mortgage	(2,719)	(5,350)	(7,967)	(11,956)
Total consumer	(4,951)	(10,382)	(13,767)	(21,312)
Total loan charge-offs	(4,951)	(10,390)	(13,778)	(21,322)
Loan recoveries:
Total commercial	12	9	29	29
Consumer:
Real estate 1-4 family first mortgage	2,042	1,402	3,153	2,445
Real estate 1-4 family junior lien mortgage	3,159	3,253	6,421	6,689
Total consumer	5,201	4,655	9,574	9,134
Total loan recoveries	5,213	4,664	9,603	9,163
Net loan recoveries (charge-offs)	262	(5,726)	(4,175)	(12,159)
Balance, end of period	$144,447	118,030	144,447	118,030
Components:
Allowance for loan losses	$143,389	117,422	143,389	117,422
Allowance for unfunded credit commitments	1,058	608	1,058	608
Allowance for credit losses	$144,447	118,030	144,447	118,030
Net loan charge-offs (annualized) as a percentage of average total loans	—%	0.18	0.03	0.19
Allowance for loan losses as a percentage of total loans	0.42	0.84	0.42	0.84
Allowance for credit losses as a percentage of total loans	0.43	0.84	0.43	0.84

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2017			2016
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$28,192	99,142	127,334	17,777	101,676	119,453
Provision (reversal of provision) for credit losses	(829)	18,947	18,118	(2,770)	8,673	5,903
Interest income on certain impaired loans	—	(1,267)	(1,267)	—	(1,600)	(1,600)

Loan charge-offs	—	(4,951)	(4,951)	(8)	(10,382)	(10,390)
Loan recoveries	12	5,201	5,213	9	4,655	4,664
Net loan recoveries (charge-offs)	12	250	262	1	(5,727)	(5,726)
Balance, end of period	$27,375	117,072	144,447	15,008	103,022	118,030

Six months ended June 30,
Balance, beginning of period	$29,644	95,385	125,029	17,676	103,862	121,538
Provision (reversal of provision) for credit losses	(2,287)	28,488	26,201	(2,687)	14,118	11,431
Interest income on certain impaired loans	—	(2,608)	(2,608)	—	(2,780)	(2,780)

Loan charge-offs	(11)	(13,767)	(13,778)	(10)	(21,312)	(21,322)
Loan recoveries	29	9,574	9,603	29	9,134	9,163
Net loan recoveries (charge-offs)	18	(4,193)	(4,175)	19	(12,178)	(12,159)
Balance, end of period	$27,375	117,072	144,447	15,008	103,022	118,030
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2017
Collectively evaluated (1)	$26,281	49,129	75,410	3,606,217	29,799,448	33,405,665
Individually evaluated (2)	1,094	67,943	69,037	4,052	429,390	433,442
Purchased credit-impaired (PCI) (3)	—	—	—	—	10,968	10,968
Total	$27,375	117,072	144,447	3,610,269	30,239,806	33,850,075
December 31, 2016
Collectively evaluated (1)	$28,535	21,915	50,450	3,980,501	26,860,682	30,841,183
Individually evaluated (2)	1,109	73,470	74,579	3,236	451,070	454,306
PCI (3)	—	—	—	1,144	13,360	14,504
Total	$29,644	95,385	125,029	3,984,881	27,325,112	31,309,993

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2017.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
June 30, 2017
By risk category:
Pass	$3,603,977
Criticized	6,292
Total commercial loans	$3,610,269
December 31, 2016
By risk category:
Pass	$3,976,801
Criticized	8,080
Total commercial loans	$3,984,881

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
June 30, 2017
By delinquency status:
Current-29 days past due (DPD) and still accruing	$3,604,863
30-89 DPD and still accruing	2,262
90+ DPD and still accruing	—
Nonaccrual loans	3,144
Total commercial loans	$3,610,269
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$3,981,306
30-89 DPD and still accruing	—
90+ DPD and still accruing	975
Nonaccrual loans	2,600
Total commercial loans	$3,984,881

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2017
By delinquency status:
Current-29 DPD	$29,142,892	927,949	30,070,841
30-59 DPD	38,018	11,674	49,692
60-89 DPD	16,690	7,276	23,966
90-119 DPD	8,611	3,393	12,004
120-179 DPD	10,910	4,534	15,444
180+ DPD	65,829	12,268	78,097
Remaining PCI accounting adjustments	(6,570)	(3,668)	(10,238)
Total consumer loans	$29,276,380	963,426	30,239,806
December 31, 2016
By delinquency status:
Current-29 DPD	$26,083,077	1,046,385	27,129,462
30-59 DPD	50,197	14,254	64,451
60-89 DPD	23,740	8,216	31,956
90-119 DPD	9,962	5,493	15,455
120-179 DPD	9,945	3,971	13,916
180+ DPD	66,606	14,168	80,774
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

The following table provides a breakdown of our consumer portfolio by FICO. The June 30, 2017 FICO scores for real estate 1-4 family first and junior lien mortgages reflect a new FICO score version we adopted in first quarter 2017 to monitor and manage those portfolios. In general the impact for us is a shift to higher scores, particularly to the 800+ level, as the new FICO s core version utilizes a more refined approach that better distinguishes borrower credit risk. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2017 (1)
By FICO:
< 600	$186,774	81,549	268,323
600-639	149,361	56,189	205,550
640-679	314,689	98,919	413,608
680-719	954,729	176,946	1,131,675
720-759	2,403,104	179,392	2,582,496
760-799	5,750,042	138,894	5,888,936
800+	19,327,000	216,860	19,543,860
No FICO available	197,251	18,345	215,596
Remaining PCI accounting adjustments	(6,570)	(3,668)	(10,238)
Total consumer loans	$29,276,380	963,426	30,239,806
December 31, 2016
By FICO:
< 600	$227,775	114,855	342,630
600-639	183,318	76,631	259,949
640-679	490,005	132,398	622,403
680-719	1,283,767	198,166	1,481,933
720-759	3,668,121	213,787	3,881,908
760-799	12,926,891	229,558	13,156,449
800+	7,328,038	113,112	7,441,150
No FICO available	135,612	13,980	149,592
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	June 30, 2017 amounts reflect updated FICO score version implemented in first quarter 2017.

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
June 30, 2017
By LTV/CLTV:
0-60%	$14,235,108	311,034	14,546,142
60.01-80%	13,261,736	266,789	13,528,525
80.01-100%	1,539,382	237,439	1,776,821
100.01-120% (1)	159,152	106,591	265,743
> 120% (1)	70,723	43,752	114,475
No LTV/CLTV available	16,849	1,489	18,338
Remaining PCI accounting adjustments	(6,570)	(3,668)	(10,238)
Total consumer loans	$29,276,380	963,426	30,239,806
December 31, 2016
By LTV/CLTV:
0-60%	$12,639,979	347,932	12,987,911
60.01-80%	11,995,186	297,037	12,292,223
80.01-100%	1,362,748	271,230	1,633,978
100.01-120% (1)	155,553	124,467	280,020
> 120% (1)	69,990	50,226	120,216
No LTV/CLTV available	20,071	1,595	21,666
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms .

(in thousands)	Jun 30, 2017	Dec 31, 2016
Total commercial	3,144	2,600
Consumer:
Real estate 1-4 family first mortgage	157,092	165,117
Real estate 1-4 family junior lien mortgage	43,378	48,806
Total consumer	200,470	213,923
Total nonaccrual loans (excluding PCI)	$203,614	216,523

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $1.0 million at June 30, 2017, and $2.3 million at December 31, 2016, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Jun 30, 2017	Dec 31, 2016
Total commercial	$—	—
Consumer:
Real estate 1-4 family first mortgage	4,495	4,962
Real estate 1-4 family junior lien mortgage	1,746	2,545
Total consumer	6,241	7,507
Total past due (excluding PCI)	$6,241	7,507

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $10.2 million at June 30, 2017 and $11.8 million at December 31, 2016.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2017
Total commercial	$5,840	4,052	4,052	1,094
Consumer:
Real estate 1-4 family first mortgage	402,221	334,405	234,238	46,944
Real estate 1-4 family junior lien mortgage	111,764	94,985	78,245	20,999
Total consumer	513,985	429,390	312,483	67,943
Total impaired loans (excluding PCI)	$519,825	433,442	316,535	69,037
December 31, 2016
Total commercial	$3,940	3,236	3,236	1,109
Consumer:
Real estate 1-4 family first mortgage	419,497	349,627	247,525	49,486
Real estate 1-4 family junior lien mortgage	111,967	101,443	83,887	23,984
Total consumer	531,464	451,070	331,412	73,470
Total impaired loans (excluding PCI)	$535,404	454,306	334,648	74,579

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$4,090	11	3,737	43	3,669	23	3,862	49
Consumer:
Real estate 1-4 family first mortgage	339,082	5,347	372,878	5,705	342,657	10,753	376,513	11,253
Real estate 1-4 family junior lien mortgage	96,980	2,050	111,626	2,312	98,472	4,199	113,691	4,695
Total consumer	436,062	7,397	484,504	8,017	441,129	14,952	490,204	15,948
Total impaired loans	$440,152	7,408	488,241	8,060	444,798	14,975	494,066	15,997
Interest income:
Cash basis of accounting		$2,157		2,460		4,315		4,932
Other (1)		5,251		5,600		10,660		11,065
Total interest income		$7,408		8,060		14,975		15,997

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $432.5 million and $454.3 million at June 30, 2017 and December 31, 2016, respectively. We do not consider loan resolutions, such as foreclosure or short sale to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	2,339	2,211	2,169	6,719	87	3.59	3,898
Real estate 1-4 family junior lien mortgage	463	556	540	1,559	135	3.88	870
Trial modifications (6)	—	—	1,871	1,871	—	—	—
Total consumer	2,802	2,767	4,580	10,149	222	3.65	4,768
Total	$2,802	2,767	4,580	10,149	222	3.65%	$4,768
Quarter ended June 30, 2016
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	1,911	2,477	4,129	8,517	508	3.32	3,544
Real estate 1-4 family junior lien mortgage	611	1,434	1,318	3,363	381	3.74	1,872
Trial modifications (6)	—	—	(1,665)	(1,665)	—	—	—
Total consumer	2,522	3,911	3,782	10,215	889	3.47	5,416
Total	$2,522	3,911	3,782	10,215	889	3.47%	$5,416

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	6,444	5,095	5,156	16,695	528	3.45	8,689
Real estate 1-4 family junior lien mortgage	1,089	1,763	1,579	4,431	316	4.56	2,246
Trial modifications (6)	—	—	678	678	—	—	—
Total consumer	7,533	6,858	7,413	21,804	844	3.68	10,935
Total	$7,533	6,858	7,413	21,804	844	3.68%	$10,935
Six months ended June 30, 2016
Total commercial	$—	—	1,848	1,848	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	3,835	4,979	9,870	18,684	1,039	3.48	7,688
Real estate 1-4 family junior lien mortgage	683	2,687	2,345	5,715	1,041	3.80	3,164
Trial modifications (6)	—	—	(2,314)	(2,314)	—	—	—
Total consumer	4,518	7,666	9,901	22,085	2,080	3.57	10,852
Total	$4,518	7,666	11,749	23,933	2,080	3.57%	$10,852

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $1.8 million and $2.2 million for the quarters ended June 30, 2017 and 2016, and $5.0 million and $4.2 million for the first half of 2017 and 2016, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $222 thousand and $439 thousand for the quarters ended June 30, 2017 and 2016, and $618 thousand and $745 thousand for the first half of 2017 and 2016, respectively.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Total commercial	$—	—	—	807
Consumer:
Real estate 1-4 family first mortgage	651	375	1,070	924
Real estate 1-4 family junior lien mortgage	506	61	563	312
Total consumer	1,157	436	1,633	1,236
Total	$1,157	436	1,633	2,043

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of June 30, 2017 and December 31, 2016, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2016 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2017
Financial assets
Cash and cash equivalents (1)	$1,407	1,407	—	—	1,407
Loans, net (2)	33,706,686	—	—	34,708,897	34,708,897

Financial liabilities
Line of credit with Bank (1)	1,561,588	—	—	1,561,588	1,561,588
December 31, 2016
Financial assets
Cash and cash equivalents (1)	$971,349	971,349	—	—	971,349
Loans, net (2)	31,186,116	—	—	31,732,422	31,732,422

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			June 30, 2017 and December 31, 2016
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

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

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At June 30, 2017, the dividend coverage ratio was 6,068%.

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

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Income statement data
Interest income:
Net accretion of adjustments on loans	$2,369	20,449	6,262	37,844
Interest on deposits	5,716	239	8,496	239
Total interest income	8,085	20,688	14,758	38,083
Pledge fees	14,875	4,022	28,474	7,742
Interest expense	250	153	250	757
Loan servicing costs	19,236	8,816	37,988	17,540
Management fees	5,859	3,491	12,771	7,402

(in thousands)	Jun 30, 2017	Dec 31, 2016
Balance sheet related data
Cash and cash equivalents	$1,407	971,349
Loan acquisitions (year-to-date)	4,707,964	23,339,146
Proceeds from common stock issuance (year-to-date)	—	20,000,050
Loan sales (book value) (year-to-date)	(57,184)	(424,556)
Pledged loans (carrying value) (1)	17,855,755	20,239,773
Foreclosed asset sales (year-to-date)	(6,963)	(10,915)
Line of credit with Bank	1,561,588	—
Accounts receivable - affiliates, net	154,371	155,813

(1)	The fair value of pledged loans was approximately $18.4 billion and $20.4 billion at June 30, 2017 and December 31, 2016, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred
stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. At June 30, 2017 and June 30, 2016, the fee was equal to an annual rate of 34 basis points (0.34%) and 28 basis points (0.28%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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
Date: August 7, 2017

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