Form 10-Q
period 2017-09-30
Wells Fargo Real Estate Investment Corp.
filed 2017-11-06
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company' in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2017, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data (1)
				% Change
	Quarter ended			September 30, 2017 from		Nine months ended
($ in thousands, except per share data)	Sep 30, 2017	Jun 30, 2017	Sep 30, 2016	Jun 30, 2017	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	% Change
For the period
Net income	$326,540	289,100	191,263	13%	71	$903,737	485,020	86%
Net income applicable to common stock	322,143	284,703	186,866	13	72	890,546	471,829	89
Diluted earnings per common share	9.46	8.36	8.82	13	7	26.15	30.09	(13)
Profitability ratios
Return on average assets	3.87%	3.42	3.07	13	26	3.62%	3.80	(5)
Return on average stockholders’ equity	3.99	3.58	3.74	11	7	3.73	4.29	(13)
Average stockholders’ equity to average assets	96.78	95.51	82.10	1	18	97.28	88.53	10
Common dividend payout ratio (2)	99.37	100.12	71.54	(1)	39	100.50	93.09	8
Dividend coverage ratio (3)	6,837	6,068	3,659	13	87	6,837	3,659	87
Total revenue	$345,155	334,508	231,348	3	49	$1,004,061	568,235	77
Average loans	33,243,173	31,404,930	20,648,080	6	61	31,802,058	15,538,275	105
Average assets	33,516,352	33,940,380	24,765,989	(1)	35	33,338,443	17,065,674	95
Net interest margin	3.96%	3.78	3.62	5	9	3.87%	4.34	(11)
Net loan charge-offs (recoveries)	$1,156	(262)	3,203	NM	(64)	$5,331	15,362	(65)
As a percentage of average total loans (annualized)	0.01%	—%	0.06	NM	(83)	0.02%	0.13	(85)
At period end
Loans	$32,697,065	33,850,075	33,501,153	(3)	(2)	$32,697,065	33,501,153	(2)
Allowance for loan losses	129,116	143,389	130,715	(10)	(1)	129,116	130,715	(1)
As a percentage of total loans	0.39%	0.42	0.39	(7)	—	0.39%	0.39	—
Assets	$32,738,812	33,952,261	33,763,620	(4)	(3)	$32,738,812	33,763,620	(3)
Total stockholders’ equity	32,389,730	32,387,587	32,389,786	—	—	32,389,730	32,389,786	—
Total nonaccrual loans and foreclosed assets	200,896	205,328	231,660	(2)	(13)	200,896	231,660	(13)
As a percentage of total loans	0.61%	0.61	0.69	—	(12)	0.61%	0.69	(12)
Loans 90 days or more past due and still accruing (4)	$6,174	6,241	6,102	(1)	1	$6,174	6,102	1
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
As of September 30, 2017, we had $32.7 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
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

Financial Performance
We earned net income of $326.5 million in third quarter 2017, or $9.46 diluted earnings per common share, compared with $191.3 million in third quarter 2016, or $8.82 diluted earnings per common share. For the first nine months of 2017, net income was $903.7 million, or $26.15 diluted earnings per share, compared with $485.0 million, or $30.09 diluted earnings per share, for the same period a year ago. The increase in net income in the third quarter and first nine months of 2017 was attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.
Loans
Total loans were $32.7 billion at September 30, 2017, compared with $31.3 billion at December 31, 2016. Net loans represented 99% of assets at September 30, 2017, and 96% at December 31, 2016.
Credit quality, as measured by net charge-offs, nonaccruals and delinquencies, remained strong during third quarter 2017 reflecting the benefit of continued improvement in the housing environment. Net charge-offs were $1.2 million and $5.3 million in the third quarter 2017 and first nine months of 2017, compared with net charge-offs of $3.2 million and $15.4 million for the third quarter and first nine months of 2016. Nonaccrual loans were $198.4 million at September 30, 2017, compared with $216.5 million at December 31, 2016. Loans 90 days or more past due and still accruing were $6.2 million at September 30, 2017, compared with $7.5 million at December 31, 2016. Delinquencies remain a small percentage of our loan balances.
Third quarter 2017 reversal of provision for credit losses was $11.5 million, compared with a provision for credit losses of $18.7 million a year ago. For the first nine months of 2017, provision for credit losses was $14.7 million, compared with $30.2 million a year ago. The lower level of provision in the third quarter and first nine months of 2017 compared with a year ago reflected continued portfolio improvement. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
During third quarter 2017, Hurricanes Harvey and Irma caused considerable damage in several geographic markets where the Company has significant lending exposure. The impact was in both our consumer and commercial real estate loan portfolios. Based on our analysis to date of the level of insurance coverage, types of loans, location, and potential damage to collateral, we believe the ultimate collectability of these loans will be impacted. Our allowance for credit losses at September 30, 2017 included $10.0 million for coverage of our preliminary estimate of potential hurricane-related losses. We will continue to assess the impact to our customers and business as a result of the hurricanes and refine our estimates as more information becomes available. We are still evaluating the impact on our portfolios from the California wildfires that occurred in October 2017.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.3 million and $13.1 million in the third quarter and first nine months, respectively, of both 2017 and 2016. Dividends declared to holders of our Series B preferred stock totaled $15 thousand and $43 thousand in the third quarter and first nine months, respectively, of both 2017 and 2016.
Dividends declared to the holders of our common stock totaled $320.0 million and $895.0 million for the third quarter and first nine months of 2017, respectively, compared with $215.0 million and $495.0 million for the same periods in 2016. The increase in dividends declared to the holders of our common stock in the third quarter and first nine months of 2017 was attributable to increased REIT taxable income for federal income tax purposes before dividends paid deduction.

Earnings Performance

Net Income
We earned net income of $326.5 million and $191.3 million in third quarter 2017 and 2016, respectively. For the first nine months of 2017, net income was $903.7 million, compared with $485.0 million for the same period a year ago. The increase in net income in the third quarter and first nine months of 2017 was attributable to increased interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $329.6 million in third quarter 2017, compared with $223.4 million a year ago and $959.8 million for the first nine months of 2017, compared with $552.3 million a year ago. The increase in net interest income in the third quarter and first nine months of 2017 was attributable to a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions. Total average interest-earning assets were $33.2 billion and $33.1 billion in the third quarter and first nine months of 2017, respectively, compared with $24.7 billion and $17.0 billion for the same periods a year ago.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.96% in third quarter 2017, compared with 3.62% a year ago. The increase in net interest margin for third quarter 2017 was predominantly attributable to a higher concentration of loans within interest-earning assets. Net interest margin was 3.87% for the first nine months of 2017, compared with 4.34% for the same period a year ago. The decrease for the first nine months of 2017 was attributable to the investment of proceeds from the common stock issuance in third quarter 2016 and proceeds from subsequent loan paydowns and payoffs into lower yielding loans. Interest income in the third quarter and first nine months of 2017 included net accretion of adjustments on loans of $4.1 million and $10.4 million, respectively, compared with $4.7 million and $42.5 million a year ago. The decrease in net accretion of adjustments on loans in both periods was attributable to premium amortization from the real estate 1-4 family first mortgage loan acquisitions in 2016 partially offsetting net discount accretion in the third quarter and first nine months of 2017. Loan paydowns and payoffs annualized represented 13.3% and 13.4% of average loan balances during the third quarter and first nine months of 2017, respectively, compared with 25.1% and 24.3% during the same periods a year ago. The lower paydown and payoff rates in the third quarter and first nine months of 2017 were generally attributable to higher mortgage rates compared with a year ago.

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
The Company has a line of credit with the Bank. Interest expense related to borrowings on the line of credit was $3.2 million and $3.4 million in the third quarter and first nine months of 2017, respectively, compared with $1.3 million and $2.0 million for the same periods a year ago. Average borrowings for third quarter 2017 and 2016 were $968.3 million and $952.8 million, respectively, at weighted average interest rates of 1.30% and 0.53%, respectively. Average borrowings for the first nine months of 2017 and 2016 were $352.0 million and $523.9 million, respectively, at weighted average interest rates of 1.30% and 0.52%, respectively. The increase in weighted average interest rates in the third quarter and first nine months of 2017 was attributable to an increase in the average federal funds rate. Effective October 2017, the rate of interest on the line of credit was changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%).
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended September 30,
			2017			2016
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,554,112	30,397	3.39%	$2,746,255	17,283	2.50%
Real estate 1-4 family mortgage loans	29,689,061	302,349	4.07	17,901,825	203,343	4.54
Interest-bearing deposits and other interest-earning assets	474	2	1.17	4,017,299	4,064	0.40
Total interest-earning assets	$33,243,647	332,748	4.00	$24,665,379	224,690	3.64
Funding sources
Line of credit with Bank	$968,313	3,173	1.30	$952,778	1,272	0.53
Total interest-bearing liabilities	$968,313	3,173	1.30	$952,778	1,272	0.53
Net interest margin and net interest income		$329,575	3.96%		$223,418	3.62%
	Nine months ended September 30,
			2017			2016
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,717,154	85,726	3.08%	$2,699,636	50,893	2.52%
Real estate 1-4 family mortgage loans	28,084,905	869,005	4.13	12,838,639	499,168	5.19
Interest-bearing deposits and other interest-earning assets	1,313,619	8,498	0.86	1,432,722	4,303	0.40
Total interest-earning assets	$33,115,678	963,229	3.88	$16,970,997	554,364	4.36
Funding sources
Line of credit with Bank	$352,017	3,423	1.30	$523,884	2,029	0.52
Total interest-bearing liabilities	$352,017	3,423	1.30	$523,884	2,029	0.52
Net interest margin and net interest income		$959,806	3.87%		$552,335	4.34%

Provision for Credit Losses
Third quarter 2017 reversal of provision for credit losses was $11.5 million, compared with a provision for credit losses of $18.7 million a year ago. For the first nine months of 2017, the provision for credit losses was $14.7 million, compared with $30.2 million a year ago. The lower level of provision in the third quarter and first nine months of 2017 compared with a year ago reflected continued portfolio improvement. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income was $15.6 million and $44.3 million in the third quarter and first nine months of 2017, respectively, compared with $7.9 million and $15.9 million for the same periods a year ago. Noninterest income predominantly consists of loan pledge fees.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We earned $15.9 million and $44.3 million in pledge fees during the third quarter and first nine months of 2017, respectively, compared with $8.7 million and $16.5 million for the same periods a year ago. The increase in both periods was attributable to higher average pledged loan balances as well as higher pledge fee rates.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense was $30.2 million and $85.7 million in the third quarter and first nine months of 2017, respectively, compared with $21.3 million and $53.0 million for the same periods a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs were $20.6 million and $58.6 million in the third quarter and first nine months of 2017, respectively, compared with $13.3 million and $30.9 million for the same periods a year ago. The increase in both periods was attributable to a higher average loan balance due to the Third Quarter 2016 Loan Acquisitions.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $6.4 million and $19.2 million in the third quarter and first nine months of 2017, respectively, compared with $4.4 million and $11.8 million for the same periods a year ago. The increase in both periods related to an increase in expense allocations based on our higher total average assets due to the common stock issuance in third quarter 2016.
Foreclosed assets expense was $2.7 million and $7.1 million in the third quarter and first nine months of 2017, respectively, compared with $3.2 million and $9.6 million for the same periods a year ago. The decrease in both periods was due to lower costs of maintaining our foreclosed assets, including property tax expense. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $32.7 billion at September 30, 2017, and$32.4 billion at December 31, 2016.
Loans
Loans were $32.7 billion at September 30, 2017, and $31.3 billion at December 31, 2016. We did not acquire loans in third quarter 2017. In the first nine months of 2017 we acquired $4.7 billion of consumer loans from the Bank at their estimated fair value. In the third quarter and first nine months of 2016, we acquired $19.1 billion and $21.4 billion of consumer loans, respectively, and $1.9 billion of commercial loans for both periods, from the Bank at their estimated fair value using proceeds from the common stock issuance and loan pay-downs and payoffs. At September 30, 2017 and December 31, 2016, consumer loans represented 89% and 87% of loans, respectively, and commercial loans represented the remaining balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses increased $5.2 million to $129.1 million at September 30, 2017, from $123.9 million at December 31, 2016, largely due to the impact from Hurricanes Harvey and Irma, partially offset by portfolio improvement. The allowance for loan losses at September 30, 2017 included $10.0 million for coverage of our preliminary estimate of potential hurricane-related losses.
At September 30, 2017, the allowance for loan losses included $103.8 million for consumer loans and $25.3 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our line of credit with the Bank to finance loan acquisitions. Effective October 2017, our line of credit was increased from $2.2 billion to $5.0 billion. At September 30, 2017, we had $341.1 million outstanding. There was no outstanding balance at December 31, 2016.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
Total commercial	$3,514,051	3,984,881	3.3	3.4
Consumer:
Real estate 1-4 family first mortgage	28,275,795	26,236,047	25.0	25.2
Real estate 1-4 family junior lien mortgage	907,219	1,089,065	15.5	15.8
Total consumer	29,183,014	27,325,112	24.7	24.8
Total loans	$32,697,065	31,309,993	22.4	22.1
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	September 30, 2017
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,556,080	8,108,175	10,408	9,674,663	30%
New York	14,764	3,077,956	55,101	3,147,821	10
Washington	183,214	1,674,768	1,159	1,859,141	6
Virginia	70,545	1,484,887	92,924	1,648,356	5
Florida	316,295	976,437	119,421	1,412,153	4
Other	1,373,153	12,953,572	628,206	14,954,931	45
Total loans	$3,514,051	28,275,795	907,219	32,697,065	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at September 30, 2017. We believe the C&I loan portfolio was appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. All of the loans in our C&I portfolio were unsecured at Se ptember 30, 2017.

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

Table 4: CSRE Loans by State and Property Type

	September 30, 2017
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,556,080	44%
Florida	315,865	9
Utah	204,798	6
Washington	183,214	5
Oregon	166,466	5
Other	1,082,282	31
Total loans	$3,508,705	100%
By property type:
Office buildings	$909,121	26%
Shopping centers	607,457	17
5+ multifamily residences	545,635	16
Warehouses	518,164	15
Retail establishments (restaurants, stores)	419,557	12
Mini-storage	146,172	4
Motels/hotels	116,579	3
Commercial/industrial (non-residential)	87,450	2
Manufacturing plants	76,190	2
Research and development	53,176	2
Other	29,204	1
Total loans	$3,508,705	100%

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
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in third quarter 2017, as measured through net charge-offs and nonaccrual loans.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	September 30, 2017
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio (1)
California	$8,118,583	50%
New York	3,133,057	61
Washington	1,675,927	54
Virginia	1,577,811	63
Pennsylvania	1,134,973	63
Other	13,542,663	61
Total loans	$29,183,014	58

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (annualized) as a percentage of average loans improved to less than 0.01% and 0.01% in the third quarter and first nine months of 2017, respectively, compared with 0.06% and 0.11%, for the same periods a year ago. Nonaccrual loans were $152.9 million at September 30, 2017, compared with $165.1 million at December 31, 2016.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
California	$8,108,023	9,012,878	0.08%	0.06	—	—	—	—	—
New York	3,077,251	2,293,854	0.54	0.68	0.01	0.01	0.07	—	0.02
Washington	1,674,767	1,562,147	—	0.09	(0.01)	(0.01)	0.01	—	—
Virginia	1,483,414	1,411,434	0.58	0.76	0.02	(0.01)	0.04	0.05	0.10
Texas	1,105,631	1,135,109	0.47	0.37	0.01	(0.02)	—	0.01	0.01
Other	12,816,715	10,808,197	0.96	1.25	—	0.01	0.07	0.06	0.13
Total	28,265,801	26,223,619	0.57	0.66	—	—	0.04	0.03	0.06
PCI	9,994	12,428
Total first mortgages	$28,275,795	26,236,047

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans increased to 0.40% in the third quarter 2017 compared with 0.27% for the same period a year ago, and improved to 0.33% in the first nine months of 2017, compared to 0.64% for the same period a year ago. Nonaccrual loans were $42.2 million at September 30, 2017, compared with $48.8 million at December 31, 2016.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
New Jersey	$193,847	227,384	5.26%	4.82	1.06	0.58	2.20	1.84	0.66
Pennsylvania	141,862	168,829	4.88	4.21	0.86	0.02	1.27	2.85	0.66
Florida	119,421	143,541	4.23	3.40	(0.56)	(1.59)	0.53	(0.07)	(0.55)
Virginia	92,924	110,712	4.00	3.42	1.26	(0.10)	0.22	1.21	0.33
Georgia	64,279	80,038	2.44	2.66	(1.96)	0.47	(0.16)	(1.41)	(0.08)
Other	294,886	357,629	4.29	4.60	0.38	(0.36)	0.07	1.09	0.25
Total	907,219	1,088,133	4.42	4.17	0.40	(0.18)	0.76	1.19	0.27
PCI	—	932
Total junior lien mortgages	$907,219	1,089,065

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate loans receive notification of bankruptcy, regardless of their delinquency status.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Nonaccrual loans:
Total commercial	$3,325	3,144	3,473	2,600	2,378
Consumer:
Real estate 1-4 family first mortgage	152,861	157,092	159,444	165,117	175,086
Real estate 1-4 family junior lien mortgage	42,237	43,378	46,065	48,806	50,812
Total consumer	195,098	200,470	205,509	213,923	225,898
Total nonaccrual loans (1)	198,423	203,614	208,982	216,523	228,276
Foreclosed assets	2,473	1,714	2,903	2,505	3,384
Total nonperforming assets	$200,896	205,328	211,885	219,028	231,660
As a percentage of total loans	0.61%	0.61	0.70	0.70	0.69

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $200.9 million (0.61% of total loans) at September 30, 2017, and included $198.4 million of nonaccrual loans. Total NPAs were $219.0 million (0.70% of total loans) at December 31, 2016, and included $216.5 million of nonaccrual loans.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Commercial:
Balance, beginning of period	$3,144	3,473	2,600	2,378	2,783
Inflows	214	—	978	328	2,128
Outflows	(33)	(329)	(105)	(106)	(2,533)
Balance, end of period	3,325	3,144	3,473	2,600	2,378
Consumer:
Balance, beginning of period	200,470	205,509	213,923	225,898	238,688
Inflows	31,201	31,587	33,360	30,146	31,770
Outflows:
Returned to accruing	(17,063)	(15,350)	(20,152)	(16,256)	(18,158)
Foreclosures	(2,286)	(3,104)	(3,018)	(1,826)	(3,762)
Charge-offs	(3,508)	(4,366)	(7,424)	(8,511)	(5,670)
Payment, sales and other	(13,716)	(13,806)	(11,180)	(15,528)	(16,970)
Total outflows	(36,573)	(36,626)	(41,774)	(42,121)	(44,560)
Balance, end of period	195,098	200,470	205,509	213,923	225,898
Total nonaccrual loans	$198,423	203,614	208,982	216,523	228,276

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $58.1 million and $74.6 million at September 30, 2017 and December 31, 2016, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
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
Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Total commercial TDRs	$3,035	3,078	3,147	3,236	3,285
Consumer:
Real estate 1-4 family first mortgage	316,831	326,413	335,037	340,895	350,324
Real estate 1-4 family junior lien mortgage	91,534	92,812	96,260	98,380	102,423
Trial modifications	8,799	10,165	9,759	11,795	12,876
Total consumer TDRs	417,164	429,390	441,056	451,070	465,623
Total TDRs	$420,199	432,468	444,203	454,306	468,908
TDRs on nonaccrual status	$119,122	124,444	128,807	136,883	144,723
TDRs on accrual status	301,077	308,024	315,396	317,423	324,185
Total TDRs	$420,199	432,468	444,203	454,306	468,908
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Commercial:
Balance, beginning of period	$3,078	3,147	3,236	3,285	3,443
Inflows (1)	—	—	—	—	2,106
Outflows (2)	(43)	(69)	(89)	(49)	(2,264)
Balance, end of period	3,035	3,078	3,147	3,236	3,285
Consumer:
Balance, beginning of period	429,390	441,056	451,070	465,623	477,834
Inflows (1)	5,539	6,560	9,706	6,858	8,429
Outflows:
Charge-offs	(995)	(1,653)	(1,162)	(2,133)	(2,301)
Foreclosures	(657)	(376)	(1,067)	274	(658)
Payments, sales and other (2)	(14,747)	(16,603)	(15,455)	(18,471)	(18,340)
Net change in trial modifications (3)	(1,366)	406	(2,036)	(1,081)	659
Balance, end of period	417,164	429,390	441,056	451,070	465,623
Total TDRs	$420,199	432,468	444,203	454,306	468,908

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended September 30, June 30 and March 31, 2017, and December 31 and September 30, 2016, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Loans 90 days or more past due and still accruing were less than one percent of loans at both September 30, 2017 and December 31, 2016.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Total commercial	$991	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	3,685	4,495	9,051	4,962	3,633
Real estate 1-4 family junior lien mortgage	1,498	1,746	875	2,545	2,469
Total consumer	5,183	6,241	9,926	7,507	6,102
Total	$6,174	6,241	9,926	7,507	6,102

(1)
PCI loans of $853 thousand, $1.0 million, $1.2 million, $2.3 million and $2.3 million at September 30, June 30 and March 31, 2017 and December 31 and September 30, 2016, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for third quarter 2017 and the previous four quarters. Substantially all net charge-offs (recoveries) were in consumer real estate. Net charge-offs in third quarter 2017 were $1.2 million, or 0.01% (annua lized) of average total loans outstanding, compared with $3.2 million, or 0.06% of average total loans outstanding in third quarter 2016.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Sep 30, 2017		Jun 30, 2017		Mar 31, 2017		Dec 31, 2016		Sep 30, 2016
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(59)	(0.01)%	$(12)	—%	$(6)	—%	$20	—%	$(48)	(0.01)%
Consumer:
Real estate 1-4 family first mortgage	276	—	190	—	2,457	0.04	1,767	0.03	2,426	0.06
Real estate 1-4 family junior lien mortgage	939	0.40	(440)	(0.18)	1,986	0.76	3,373	1.19	825	0.27
Total consumer	1,215	0.02	(250)	—	4,443	0.07	5,140	0.07	3,251	0.07
Total	$1,156	0.01%	$(262)	—%	$4,437	0.06%	$5,160	0.06%	$3,203	0.06%

(1)	Quarterly net charge-offs (net recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at September 30, 2017.
The allowance for loan losses increased $5.2 million to $129.1 million at September 30, 2017, from $123.9 million at

December 31, 2016, largely due to the impact from Hurricanes Harvey and Irma, partially offset by portfolio improvement. Our allowance for credit losses at September 30, 2017 also included $10.0 million for coverage of our preliminary estimate of potential hurricane-related losses.
We believe the allowance for credit losses of $130.4 million at September 30, 2017, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2016 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.
Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Sep 30, 2017		Jun 30, 2017		Mar 31, 2017		Dec 31, 2016		Sep 30, 2016
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$26,577	11%	$27,375	11%	$28,192	13%	$29,644	13%	$27,250	13%
Consumer:
Real estate 1-4 family first mortgage	72,941	86	78,130	86	59,906	84	61,371	84	65,003	84
Real estate 1-4 family junior lien mortgage	30,905	3	38,942	3	39,236	3	34,014	3	39,713	3
Total consumer	103,846	89	117,072	89	99,142	87	95,385	87	104,716	87
Total	$130,423	100%	$144,447	100%	$127,334	100%	$125,029	100%	$131,966	100%

	Quarter ended
(in thousands)	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016
Components:
Allowance for loan losses	$129,116	143,389	126,301	123,877	130,715
Allowance for unfunded credit commitments	1,307	1,058	1,033	1,152	1,251
Allowance for credit losses	$130,423	144,447	127,334	125,029	131,966
Allowance for loan losses as a percentage of total loans	0.39%	0.42	0.42	0.40	0.39
Allowance for loan losses as a percentage of annualized net charge-offs	2,816.06	NM	701.91	603.47	1,025.78
Allowance for credit losses as a percentage of total loans	0.40	0.43	0.42	0.40	0.39
Allowance for credit losses as a percentage of total nonaccrual loans	65.73	70.94	60.93	57.74	57.81
NM – Not meaningful

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At September 30, 2017, 15% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At September 30, 2017, approximately 85% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At September 30, 2017, 15% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At September 30, 2017, our liabilities were 1% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments. Depending upon the timing of the loan acquisitions, we may draw on our revolving line of credit we have with the Bank as a short-term liquidity source. At September 30, 2017, there was $341.1 million outstanding balance on our Bank line of credit. Effective October 2017, the borrowing capacity was increased from $2.2 billion to $5.0 billion and the rate of interest was changed from the average federal funds rate plus 12.5 basis points (0.125%) to three-month LIBOR plus 4.4 basis points (0.044%).
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
To the extent that we determine that additional funding is necessary or advisable, we could issue additional common or preferred stock, subject to Board of Directors approval, raise funds through debt financings, or a combination of these methods. Retention of operating cash flows does not represent a significant source of funding because any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.
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

We will adopt the guidance in first quarter 2018. For purposes of disclosing the fair value of loans carried at amortized cost, we are evaluating our valuation methods to determine the necessary changes to present fair value disclosures based on “exit price” as required by the Update. Accordingly, the fair value amounts disclosed for such loans may change upon adoption.

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

•
losses related to recent hurricanes, which primarily affected Texas and Florida, and related to recent California wildfires, in each case including from damage or loss to our collateral for loans in our consumer and commercial loan portfolios and from the impact on the ability of our borrowers to repay their loans;

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

In addition to the above factors, we also caution that our allowance for credit losses currently may not be appropriate to cover future credit losses, especially if housing prices decline, unemployment worsens, general economic conditions deteriorate, or losses from Hurricanes Harvey and Irma are significant. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.
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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of September 30, 2017, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Interest income	$332,748	224,690	963,229	554,364
Interest expense	3,173	1,272	3,423	2,029
Net interest income	329,575	223,418	959,806	552,335
Provision (reversal of provision) for credit losses	(11,537)	18,743	14,664	30,174
Net interest income after provision for credit losses	341,112	204,675	945,142	522,161
Noninterest income
Pledge fees	15,864	8,715	44,338	16,457
Other	(284)	(785)	(83)	(557)
Total noninterest income	15,580	7,930	44,255	15,900
Noninterest expense
Loan servicing costs	20,614	13,309	58,602	30,855
Management fees	6,384	4,441	19,155	11,843
Foreclosed assets	2,713	3,174	7,124	9,627
Other	441	418	779	716
Total noninterest expense	30,152	21,342	85,660	53,041
Net income	326,540	191,263	903,737	485,020
Comprehensive income	326,540	191,263	903,737	485,020
Dividends on preferred stock	4,397	4,397	13,191	13,191
Net income applicable to common stock	$322,143	186,866	890,546	471,829
Per common share information
Earnings per common share	$9.46	8.82	26.15	30.09
Diluted earnings per common share	9.46	8.82	26.15	30.09
Dividends declared per common share	9.40	6.31	26.28	28.01
Average common shares outstanding	34,058	21,179	34,058	15,680
Diluted average common shares outstanding	34,058	21,179	34,058	15,680
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Sep 30, 2017	Dec 31, 2016
Assets	(Unaudited)
Cash and cash equivalents	$—	971,349
Loans	32,697,065	31,309,993
Allowance for loan losses	(129,116)	(123,877)
Net loans	32,567,949	31,186,116
Accounts receivable - affiliates, net	82,372	155,813
Other assets	88,491	85,133
Total assets	$32,738,812	32,398,411
Liabilities
Line of credit with Bank	$341,064	—
Other liabilities	8,018	4,227
Total liabilities	349,082	4,227
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(161,381)	(156,927)
Total stockholders’ equity	32,389,730	32,394,184
Total liabilities and stockholders’ equity	$32,738,812	32,398,411
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	485,020	485,020
Common stock issued	—	212	19,999,838	—	20,000,050
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,148)	(13,148)
Series B preferred stock at $63.75 per share	—	—	—	(43)	(43)
Common stock at $28.01 per share	—	—	—	(495,000)	(495,000)
Balance, September 30, 2016	$110	341	32,550,660	(161,325)	32,389,786
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	903,737	903,737
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,148)	(13,148)
Series B preferred stock at $63.75 per share	—	—	—	(43)	(43)
Common stock at $26.28 per share	—	—	—	(895,000)	(895,000)
Balance, September 30, 2017	$110	341	32,550,660	(161,381)	32,389,730
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$903,737	485,020
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(10,392)	(42,538)
Provision for credit losses	14,664	30,174
Other operating activities, net	(162)	(67,753)
Net cash provided by operating activities	907,847	404,903
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(4,707,964)	(23,339,146)
Proceeds from payments and sales	3,391,498	2,900,579
Net cash used by investing activities	(1,316,466)	(20,438,567)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	1,885,152	3,146,666
Repayments of line of credit with Bank	(1,544,088)	(2,604,861)
Common stock issued	—	20,000,050
Cash dividends paid	(903,794)	(508,191)
Net cash (used) provided by financing activities	(562,730)	20,033,664
Net change in cash and cash equivalents	(971,349)	—
Cash and cash equivalents at beginning of period	971,349	—
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$9,124	11,920
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K). There were no material changes to these policies in third quarter 2017. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
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

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2017. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. The majority of our loans are concentrated in California, New York, Washington, Virginia and Florida. These markets include approximately 55% of our total loan balance at September 30, 2017.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net reduction of $10.6 million and net addition of $65.5 million at September 30, 2017 and December 31, 2016, respectively, for unamortized premiums and discounts.

(in thousands)	Sep 30, 2017	Dec 31, 2016
Total commercial	$3,514,051	3,984,881
Consumer:
Real estate 1-4 family first mortgage	28,275,795	26,236,047
Real estate 1-4 family junior lien mortgage	907,219	1,089,065
Total consumer	29,183,014	27,325,112
Total loans	$32,697,065	31,309,993

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2017			2016
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Loan acquisitions	$—	—	—	1,907,228	19,117,991	21,025,219
Loan sales	—	(43,641)	(43,641)	—	(198,549)	(198,549)
Nine months ended September 30,
Loan acquisitions	$—	4,707,964	4,707,964	1,907,228	21,431,918	23,339,146
Loan sales	—	(100,670)	(100,670)	(128)	(203,634)	(203,762)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $520.4 million at September 30, 2017 and $438.0 million at December 31, 2016.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
During third quarter 2017, Hurricanes Harvey and Irma caused considerable damage in several geographic markets where the Company has significant lending exposure. The impact was in both our consumer and commercial real estate loan portfolios. Based on our analysis to date of the level of insurance coverage, types of loans, location, and potential damage to collateral, we believe the ultimate collectability of these loans will be impacted. Our allowance for credit losses at September 30, 2017 included $10.0 million for coverage of our preliminary estimate of potential hurricane-related losses. We will continue to assess the impact to our customers and business as a result of the hurricanes and refine our estimates as more information becomes available. We are still evaluating the impact on our portfolios from the California wildfires that occurred in October 2017.
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$144,447	118,030	125,029	121,538
Provision (reversal of provision) for credit losses	(11,537)	18,743	14,664	30,174
Interest income on certain impaired loans (1)	(1,331)	(1,604)	(3,939)	(4,384)
Loan charge-offs:
Total commercial	—	—	(11)	(10)
Consumer:
Real estate 1-4 family first mortgage	(2,320)	(4,246)	(8,120)	(13,602)
Real estate 1-4 family junior lien mortgage	(3,299)	(4,468)	(11,266)	(16,424)
Total consumer	(5,619)	(8,714)	(19,386)	(30,026)
Total loan charge-offs	(5,619)	(8,714)	(19,397)	(30,036)
Loan recoveries:
Total commercial	59	48	88	77
Consumer:
Real estate 1-4 family first mortgage	2,044	1,820	5,197	4,265
Real estate 1-4 family junior lien mortgage	2,360	3,643	8,781	10,332
Total consumer	4,404	5,463	13,978	14,597
Total loan recoveries	4,463	5,511	14,066	14,674
Net loan recoveries (charge-offs)	(1,156)	(3,203)	(5,331)	(15,362)
Balance, end of period	$130,423	131,966	130,423	131,966
Components:
Allowance for loan losses	$129,116	130,715	129,116	130,715
Allowance for unfunded credit commitments	1,307	1,251	1,307	1,251
Allowance for credit losses	$130,423	131,966	130,423	131,966
Net loan charge-offs (annualized) as a percentage of average total loans	0.01%	0.06	0.02	0.13
Allowance for loan losses as a percentage of total loans	0.39	0.39	0.39	0.39
Allowance for credit losses as a percentage of total loans	0.40	0.39	0.40	0.39

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2017			2016
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$27,375	117,072	144,447	15,008	103,022	118,030
Provision (reversal of provision) for credit losses	(857)	(10,680)	(11,537)	12,194	6,549	18,743
Interest income on certain impaired loans	—	(1,331)	(1,331)	—	(1,604)	(1,604)

Loan charge-offs	—	(5,619)	(5,619)	—	(8,714)	(8,714)
Loan recoveries	59	4,404	4,463	48	5,463	5,511
Net loan recoveries (charge-offs)	59	(1,215)	(1,156)	48	(3,251)	(3,203)
Balance, end of period	$26,577	103,846	130,423	27,250	104,716	131,966

Nine months ended September 30,
Balance, beginning of period	$29,644	95,385	125,029	17,676	103,862	121,538
Provision (reversal of provision) for credit losses	(3,144)	17,808	14,664	9,507	20,667	30,174
Interest income on certain impaired loans	—	(3,939)	(3,939)	—	(4,384)	(4,384)

Loan charge-offs	(11)	(19,386)	(19,397)	(10)	(30,026)	(30,036)
Loan recoveries	88	13,978	14,066	77	14,597	14,674
Net loan recoveries (charge-offs)	77	(5,408)	(5,331)	67	(15,429)	(15,362)
Balance, end of period	$26,577	103,846	130,423	27,250	104,716	131,966
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2017
Collectively evaluated (1)	$25,251	46,723	71,974	3,510,041	28,755,856	32,265,897
Individually evaluated (2)	1,326	57,123	58,449	4,010	417,164	421,174
Purchased credit-impaired (PCI) (3)	—	—	—	—	9,994	9,994
Total	$26,577	103,846	130,423	3,514,051	29,183,014	32,697,065
December 31, 2016
Collectively evaluated (1)	$28,535	21,915	50,450	3,980,501	26,860,682	30,841,183
Individually evaluated (2)	1,109	73,470	74,579	3,236	451,070	454,306
PCI (3)	—	—	—	1,144	13,360	14,504
Total	$29,644	95,385	125,029	3,984,881	27,325,112	31,309,993

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2017.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
September 30, 2017
By risk category:
Pass	$3,495,129
Criticized	18,922
Total commercial loans	$3,514,051
December 31, 2016
By risk category:
Pass	$3,976,801
Criticized	8,080
Total commercial loans	$3,984,881

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
September 30, 2017
By delinquency status:
Current-29 days past due (DPD) and still accruing	$3,507,124
30-89 DPD and still accruing	2,611
90+ DPD and still accruing	991
Nonaccrual loans	3,325
Total commercial loans	$3,514,051
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$3,981,306
30-89 DPD and still accruing	—
90+ DPD and still accruing	975
Nonaccrual loans	2,600
Total commercial loans	$3,984,881

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2017
By delinquency status:
Current-29 DPD	$28,134,223	870,218	29,004,441
30-59 DPD	57,284	15,788	73,072
60-89 DPD	15,038	6,091	21,129
90-119 DPD	6,708	3,696	10,404
120-179 DPD	6,577	3,457	10,034
180+ DPD	62,366	11,532	73,898
Remaining PCI accounting adjustments	(6,401)	(3,563)	(9,964)
Total consumer loans	$28,275,795	907,219	29,183,014
December 31, 2016
By delinquency status:
Current-29 DPD	$26,083,077	1,046,385	27,129,462
30-59 DPD	50,197	14,254	64,451
60-89 DPD	23,740	8,216	31,956
90-119 DPD	9,962	5,493	15,455
120-179 DPD	9,945	3,971	13,916
180+ DPD	66,606	14,168	80,774
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

The following table provides a breakdown of our consumer portfolio by FICO. The September 30, 2017 FICO scores for real estate 1-4 family first and junior lien mortgages reflect a new FICO score version we adopted in first quarter 2017 to monitor and manage those portfolios. In general the impact for us is a shift to higher scores, particularly to the 800+ level, as the new

FICO score version utilizes a more refined approach that better distinguishes borrower credit risk. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2017 (1)
By FICO:
< 600	$180,770	78,531	259,301
600-639	131,637	53,355	184,992
640-679	304,801	92,405	397,206
680-719	949,482	161,549	1,111,031
720-759	2,288,097	168,060	2,456,157
760-799	5,391,682	136,532	5,528,214
800+	18,847,163	203,557	19,050,720
No FICO available	188,564	16,793	205,357
Remaining PCI accounting adjustments	(6,401)	(3,563)	(9,964)
Total consumer loans	$28,275,795	907,219	29,183,014
December 31, 2016
By FICO:
< 600	$227,775	114,855	342,630
600-639	183,318	76,631	259,949
640-679	490,005	132,398	622,403
680-719	1,283,767	198,166	1,481,933
720-759	3,668,121	213,787	3,881,908
760-799	12,926,891	229,558	13,156,449
800+	7,328,038	113,112	7,441,150
No FICO available	135,612	13,980	149,592
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	September 30, 2017 amounts reflect updated FICO score version implemented in first quarter 2017.

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
September 30, 2017
By LTV/CLTV:
0-60%	$15,073,059	307,471	15,380,530
60.01-80%	11,744,611	255,512	12,000,123
80.01-100%	1,252,129	214,921	1,467,050
100.01-120% (1)	139,248	93,312	232,560
> 120% (1)	57,030	38,116	95,146
No LTV/CLTV available	16,119	1,450	17,569
Remaining PCI accounting adjustments	(6,401)	(3,563)	(9,964)
Total consumer loans	$28,275,795	907,219	29,183,014
December 31, 2016
By LTV/CLTV:
0-60%	$12,639,979	347,932	12,987,911
60.01-80%	11,995,186	297,037	12,292,223
80.01-100%	1,362,748	271,230	1,633,978
100.01-120% (1)	155,553	124,467	280,020
> 120% (1)	69,990	50,226	120,216
No LTV/CLTV available	20,071	1,595	21,666
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

(in thousands)	Sep 30, 2017	Dec 31, 2016
Total commercial	$3,325	2,600
Consumer:
Real estate 1-4 family first mortgage	152,861	165,117
Real estate 1-4 family junior lien mortgage	42,237	48,806
Total consumer	195,098	213,923
Total nonaccrual loans (excluding PCI)	$198,423	216,523

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $853 thousand at September 30, 2017, and $2.3 million at December 31, 2016, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sep 30, 2017	Dec 31, 2016
Total commercial	$991	—
Consumer:
Real estate 1-4 family first mortgage	3,685	4,962
Real estate 1-4 family junior lien mortgage	1,498	2,545
Total consumer	5,183	7,507
Total past due (excluding PCI)	$6,174	7,507

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $8.8 million at September 30, 2017 and $11.8 million at December 31, 2016.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2017
Total commercial	$6,029	4,010	4,010	1,326
Consumer:
Real estate 1-4 family first mortgage	386,290	323,740	221,407	38,534
Real estate 1-4 family junior lien mortgage	102,897	93,424	75,436	18,589
Total consumer	489,187	417,164	296,843	57,123
Total impaired loans (excluding PCI)	$495,216	421,174	300,853	58,449
December 31, 2016
Total commercial	$3,940	3,236	3,236	1,109
Consumer:
Real estate 1-4 family first mortgage	419,497	349,627	247,525	49,486
Real estate 1-4 family junior lien mortgage	111,967	101,443	83,887	23,984
Total consumer	531,464	451,070	331,412	73,470
Total impaired loans (excluding PCI)	$535,404	454,306	334,648	74,579

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$4,030	10	3,358	11	3,791	33	3,828	60
Consumer:
Real estate 1-4 family first mortgage	329,054	5,174	363,593	5,867	338,040	15,927	372,254	17,120
Real estate 1-4 family junior lien mortgage	94,054	2,037	107,935	2,240	97,054	6,236	111,742	6,935
Total consumer	423,108	7,211	471,528	8,107	435,094	22,163	483,996	24,055
Total impaired loans	$427,138	7,221	474,886	8,118	438,885	22,196	487,824	24,115
Interest income:
Cash basis of accounting		$1,947		2,511		6,262		7,443
Other (1)		5,274		5,607		15,934		16,672
Total interest income		$7,221		8,118		22,196		24,115

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $420.2 million and $454.3 million at September 30, 2017 and December 31, 2016, respectively. We do not consider loan resolutions, such as foreclosure or short sale to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	2,055	386	2,719	5,160	29	3.36	2,078
Real estate 1-4 family junior lien mortgage	33	841	1,889	2,763	363	3.60	842
Trial modifications (6)	—	—	(952)	(952)	—	—	—
Total consumer	2,088	1,227	3,656	6,971	392	3.43	2,920
Total	$2,088	1,227	3,656	6,971	392	3.43%	$2,920
Quarter ended September 30, 2016
Total commercial	$—	—	2,106	2,106	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	2,079	3,107	3,267	8,453	258	3.48	5,110
Real estate 1-4 family junior lien mortgage	111	738	866	1,715	437	3.88	848
Trial modifications (6)	—	—	1,181	1,181	—	—	—
Total consumer	2,190	3,845	5,314	11,349	695	3.54	5,958
Total	$2,190	3,845	7,420	13,455	695	3.54%	$5,958

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	8,499	5,481	7,875	21,855	557	3.43	10,767
Real estate 1-4 family junior lien mortgage	1,122	2,604	3,468	7,194	679	4.29	3,088
Trial modifications (6)	—	—	(274)	(274)	—	—	—
Total consumer	9,621	8,085	11,069	28,775	1,236	3.63	13,855
Total	$9,621	8,085	11,069	28,775	1,236	3.63%	$13,855
Nine months ended September 30, 2016
Total commercial	$—	—	3,954	3,954	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	5,914	8,086	13,137	27,137	1,297	3.48	12,798
Real estate 1-4 family junior lien mortgage	794	3,425	3,211	7,430	1,478	3.82	4,012
Trial modifications (6)	—	—	(1,133)	(1,133)	—	—	—
Total consumer	6,708	11,511	15,215	33,434	2,775	3.56	16,810
Total	$6,708	11,511	19,169	37,388	2,775	3.56%	$16,810

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $2.4 million and $2.7 million for the quarters ended September 30, 2017 and 2016, and $7.4 million and $6.9 million for the first nine months of 2017 and 2016, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $135 thousand and $290 thousand for the quarters ended September 30, 2017 and 2016, and $753 thousand and $1.0 million for the first nine months of 2017 and 2016, respectively.

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

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Total commercial	$—	—	—	807
Consumer:
Real estate 1-4 family first mortgage	1,187	835	2,257	1,759
Real estate 1-4 family junior lien mortgage	60	573	623	885
Total consumer	1,247	1,408	2,880	2,644
Total	$1,247	1,408	2,880	3,451

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of September 30, 2017 and December 31, 2016, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2016 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2017
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	32,567,949	—	—	33,669,834	33,669,834

Financial liabilities
Line of credit with Bank (1)	341,064	—	—	341,064	341,064
December 31, 2016
Financial assets
Cash and cash equivalents (1)	$971,349	971,349	—	—	971,349
Loans, net (2)	31,186,116	—	—	31,732,422	31,732,422

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			September 30, 2017 and December 31, 2016
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

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

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At September 30, 2017, the dividend coverage ratio was 6,837%.

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

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Income statement data
Interest income:
Net accretion of adjustments on loans	$4,130	4,694	10,392	42,538
Interest on deposits	2	4,064	8,498	4,303
Total interest income	4,132	8,758	18,890	46,841
Pledge fees	15,864	8,715	44,338	16,457
Interest expense	3,173	1,272	3,423	2,029
Loan servicing costs	20,614	13,308	58,602	30,848
Management fees	6,384	4,441	19,155	11,843

(in thousands)	Sep 30, 2017	Dec 31, 2016
Balance sheet related data
Cash and cash equivalents	$—	971,349
Loan acquisitions (year-to-date)	4,707,964	23,339,146
Proceeds from common stock issuance (year-to-date)	—	20,000,050
Loan sales (book value) (year-to-date)	(101,285)	(424,556)
Pledged loans (carrying value) (1)	17,843,817	20,239,773
Foreclosed asset sales (year-to-date)	(9,066)	(10,915)
Line of credit with Bank	341,064	—
Accounts receivable - affiliates, net	82,372	155,813

(1)	The fair value of pledged loans was approximately $18.4 billion and $20.4 billion at September 30, 2017 and December 31, 2016, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred
stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. At September 30, 2017 and September 30, 2016, the fee was equal to an annual rate of 34 basis points (0.34%) and 28 basis points (0.28%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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

Line of Credit We have a revolving line of credit with the Bank. Effective October 2017, the borrowing capacity was increased from $2.2 billion to $5.0 billion and the rate of interest was changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate plus 4.4 basis points (0.044%).

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

A list of exhibits to this Form 10-Q is set forth below and is incorporated herein by reference.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Real Estate Investment Corporation

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)
Dated: November 6, 2017