Form 10-K
period 2017-12-31
Wells Fargo Real Estate Investment Corp.
filed 2018-03-02
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)
For the Fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
		(Do not check if a smaller reporting company.)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of December 31, 2017, none of Wells Fargo Real Estate Investment Corporation’s voting or nonvoting common equity was held by non-affiliates).
As of February 28, 2018, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-K
CROSS-REFERENCE INDEX

This Annual Report on Form 10-K for the year ended December 31, 2017 (this Report), including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forward-looking statements due to several factors. Some of these factors are described in Part II, Item 7 in the Financial Review and in Part II, Item 8 in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in Part II, Item 7 of this Report.

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

Our organizational structure as of December 31, 2017 was:

Wells Fargo & Company (100% of the common stock of Wells Fargo Bank, National Association, directly and indirectly)

Wells Fargo Bank, National Association (100% of the common stock of Omniplus Capital Corporation and Wells Fargo Insurance Re., Inc., indirectly)

$275,000,000 Aggregate Liquidation Preference Series A Preferred Stock (100% Public Investors)	Common Stock (64.3% Omniplus Capital Corporation 35.7% Wells Fargo Insurance Re., Inc.)	$667,000 Aggregate Liquidation Preference Series B Preferred Stock (81.9% Omniplus Capital Corporation 18.1% Current or Former Wells Fargo Employees and Other Third-Party Investors)

Wells Fargo Real Estate Investment Corporation

Our principal business is to acquire, hold and manage domestic mortgage assets and other authorized investments. Although we have the authority to acquire interests in real estate loans and other authorized investments from unaffiliated third parties, as of December 31, 2017, substantially all of our interests in mortgages and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. The

Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time real estate loans or other assets from unaffiliated third parties. In addition, we may acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank.

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

Authorized Investments

As a REIT, the Internal Revenue Code of 1986, as amended (the Code), requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code also requires that not more than 25% (20% with respect to the Company's taxable years beginning after December 31, 2017) of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. We make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our independent directors, to determine that it is in our best interest and the best interest of our stockholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. For the tax year ended December 31, 2017, we expect to be taxed as a REIT.
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
Our CSRE portfolio consists of both mortgage loans and construction loans, where loans are secured by real estate. As of December 31, 2017, C&I loans were less than 1 percent of total loans. All of the loans in our C&I loan portfolio, as measured by the outstanding principal amount, were unsecured. Unsecured loans are more likely than secured loans to result in a loss upon default.
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
Dividends will be authorized and declared at the discretion of our board of directors. Factors that would generally be considered by our board of directors in making this determination are our distributable funds, financial condition and capital needs, the impact of current and pending legislation and regulations, Delaware corporation law, economic conditions, tax considerations and our continued qualification as a REIT. Although there can be no assurance, we currently expect that both our cash available for distribution and our REIT taxable income will be in excess of the amounts needed to pay dividends on all of our outstanding series of preferred stock, even in the event of a significant drop in interest rate levels or increase in allowance for loan losses because:

•	substantially all of our assets are interest-bearing;

•	while from time to time we may incur indebtedness, we will not incur an aggregate amount that exceeds 20% of our stockholders’ equity;

•	we expect that our interest-earning assets will continue to exceed the liquidation preference of our preferred stock; and

•	we anticipate that, in addition to cash flows from operations, additional cash will be available from principal payments on the loans we hold.

Accordingly, we expect that we will, after paying the dividends on all of our preferred stock, pay dividends to holders of shares of our common stock in an amount sufficient to comply with applicable requirements regarding qualification as a REIT.
Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency (the OCC) will have the authority to issue an order that restricts our ability to make dividend payments to our common and preferred stockholders. National banking laws and other banking regulations limit the total dividend payments made by a consolidated banking entity to be the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator. In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2017, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines. Finally, Wells Fargo and its subsidiaries, including WFREIC, are subject to broad prudential supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve), which may result in a limitation on or the elimination of our ability to pay dividends on our common and preferred stock, including, for example, in the event that the OCC had not otherwise restricted the payment of such dividends as described above and the Federal Reserve determines that such payment would constitute an unsafe and unsound practice.
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
We may from time to time acquire a limited amount of other authorized investments, including mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by real estate 1-4 family mortgage loans or commercial real estate properties located throughout the U.S. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. As of December 31, 2017, we did not hold any mortgage-backed securities.
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
As a REIT, we are subject to regulation under the Code. The Code requires us to invest at least 75% of the total value of our assets in REIT Qualified Assets. In addition, we intend to operate in a manner that will not subject us to regulation under the Investment Company Act. See “– General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report for more detailed descriptions of the requirements of the Code applicable to us and the requirements we have to follow in order not to be subject to regulation under the Investment Company Act. On December 22, 2017, the Tax Cuts & Jobs Act was enacted resulting in significant changes to the Code, however WFREIC will not be materially impacted as the REIT provisions of the Code were not changed. Any new legislation or new regulations, administrative interpretations or court decisions related to the Code or the Investment Company Act could be the basis of a tax event or an investment company event that would permit us to redeem our Series A preferred stock.
Under certain circumstances, the OCC and the Federal Reserve have the authority to restrict our ability to make dividend payments to our stockholders. See “– Dividend Policy” in this Report for a more detailed description of such restrictions.

Employees

We have two current executive officers who are also executive officers of Wells Fargo. Our non-executive officers are also officers or employees of Wells Fargo and/or certain of its affiliates, including the Bank. We do not anticipate that we will require any additional employees because employees of the Bank are servicing the loans under the participation and servicing and assignment agreements. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under real estate 1-4 family mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets.

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
General

The Company’s common stock is owned by two subsidiaries of the Bank. The Company’s Series B preferred stock is owned by a subsidiary of the Bank as well as current and former employees of Wells Fargo and other third party investors. The common stock and Series B preferred stock are not listed on any securities exchange. The Company's Series A preferred stock is listed on the NYSE.

Dividends

For the years ended December 31, 2017 and December 31, 2016, the Company declared and paid cash dividends of $35.38 and $36.52 per share on its common stock, respectively. In addition, for the years ended December 31, 2017 and December 31, 2016, the Company declared and paid cash dividends of $1.59 per share on its Series A preferred stock and $85.00 per share on its Series B preferred stock. Please see Part I, Item 1 “Business – Dividend Policy” in this Report for a description of our policies regarding dividends.

Equity Compensation Plans

The Company does not have any equity compensation plans. Our two current executive officers are executive officers of Wells Fargo and receive certain equity-based compensation from Wells Fargo. See Part III, Item 11 “Executive Compensation” in this Report for more information.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.	Selected Financial Data.

As reflected in the following table, selected financial data is derived from our audited financial statements. This data should be read in conjunction with the financial statements, related notes and other financial information presented elsewhere in this Report.

		Year ended December 31,
($ in thousands, except per share data)	2017	2016	2015	2014	2013 (1)	2012
Income statement data
Net interest income	$1,292,809	867,088	674,674	695,028	297,425	203,422
Noninterest income (2)	55,214	30,112	4,905	653	225	491
Revenue	1,348,023	897,200	679,579	695,681	297,650	203,913
Provision (reversal of provision) for credit losses	13,473	29,855	(26,330)	6,665	18,235	45,376
Noninterest expense	115,883	83,530	59,931	51,052	21,985	15,445
Net income	1,218,667	783,815	645,978	637,964	257,430	143,092
Diluted earnings per common share (3)	35.27	37.75	48.71	49.37	19.95	11.09
Dividends declared per common share (3)	$35.38	36.52	44.34	46.74	24.81	14.42
			December 31,
	2017	2016 (4)	2015	2014	2013 (1)	2012
Balance sheet data
Loans	$35,865,176	31,309,993	13,256,180	12,949,277	13,120,341	4,112,498
Allowance for loan losses	129,360	123,877	120,866	184,437	243,752	65,340
Total assets	35,945,599	32,398,411	13,244,868	12,859,405	12,966,194	4,114,993
Total liabilities	3,555,336	4,227	831,961	502,888	909,563	452,371
Total stockholders’ equity	$32,390,263	32,394,184	12,412,907	12,356,517	12,056,631	3,662,622

(1)	Includes $7.0 billion asset contribution from WPFC in November 2013.

(2)	Includes $55.3 million, $32.3 million and $4.4 million of pledge fees in 2017, 2016 and 2015, respectively, see Note 6 (Transactions With Related Parties) in this Report for additional details.

(3)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

(4)	Balances at December 31, 2016, reflect $21.0 billion of loans acquired in the Third Quarter 2016 Loan Acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Review

Summary Financial Data
($ in thousands, except per share data)	2017	2016	% Change
For the year
Net income	$1,218,667	783,815	55%
Net income applicable to common stock	1,201,079	766,227	57
Diluted earnings per common share	35.27	37.75	(7)
Profitability ratios
Return on average assets	3.63%	3.72	(2)
Return on average stockholders’ equity	3.76	4.03	(7)
Average stockholders’ equity to assets	96.72	92.30	5
Common dividend payout ratio (1)	100.31	96.74	4
Dividend coverage ratio (2)	6,929	4,457	55
Total revenue	$1,348,023	897,200	50
Average loans	32,264,639	19,762,361	63
Average assets	33,533,580	21,087,962	59
Net interest margin	3.88%	4.15	(7)
Net loan charge-offs	$2,540	20,522	(88)
As a percentage of average total loans	0.01%	0.10	(90)
At year end
Loans	$35,865,176	31,309,993	15
Allowance for loan losses	129,360	123,877	4
As a percentage of total loans	0.36%	0.40	(10)
Total assets	$35,945,599	32,398,411	11
Total stockholders’ equity	32,390,263	32,394,184	—
Total nonaccrual loans and foreclosed assets	199,767	219,028	(9)
As a percentage of total loans	0.56%	0.70	(20)
Loans 90 days or more past due and still accruing (3)	$12,905	7,507	72

(1)	Dividend declared per common share as a percentage of earnings per common share.

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
As of December 31, 2017, we had $35.9 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

REIT Tax Status
For the tax year ended December 31, 2017, we complied with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT.
In the event we do not continue to qualify as a REIT, earnings and cash provided by operating activities available for distribution to shareholders would be reduced by the amount of any applicable income tax obligation. Given the level of earning assets, we currently expect there would be sufficient earnings and ample cash to pay preferred dividends. The preferred and common dividends we pay as a REIT are ordinary investment income not eligible for the dividends-received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers, however beginning in 2018 non-corporate shareholders may be able to deduct 20% of the preferred and common dividends as a deduction for qualified business income under the Tax Cuts and Jobs Act enacted December 22, 2017. If we were not a REIT, preferred and common dividends we pay generally would qualify for the dividends received deduction for corporate shareholders and the favorable qualified dividend tax rate applicable to non-corporate taxpayers.

Third Quarter 2016 Common Stock Issuance and Related Loan Acquisitions
On August 26, 2016, the Company issued and sold, to affiliates of the Company, 21.2 million shares of common stock, par value $0.01 per share, for an aggregate purchase price of $20.0 billion. Following the issuance, indirect wholly-owned subsidiaries of the Bank continue to own 100% of the Company’s common stock.
We used proceeds from the common stock issuance, as well as proceeds from loan paydowns and payoffs, to acquire $19.1 billion of real estate 1-4 family first mortgage loans and

$1.9 billion of Commercial Secured by Real Estate (CSRE) loans in third quarter 2016 (Third Quarter 2016 Loan Acquisitions).

Financial Performance
We earned net income of $1.2 billion in 2017, or $35.27 diluted earnings per common share, compared with $783.8 million in 2016, or $37.75 diluted earnings per common share, and $646.0 million, or $48.71 diluted earnings per common share, in 2015. The increase in 2017 and 2016 was predominantly attributable to higher interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a decrease in yield.

Loans
Total loans were $35.9 billion at December 31, 2017, compared with $31.3 billion at December 31, 2016. Net loans represented 99% of assets at December 31, 2017, and 96% at December 31, 2016.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, reflected the continued improvement of the housing market. Net charge-offs were $2.5 million in 2017 (0.01% of average loans) compared with $20.5 million in 2016 (0.10% of average loans) and $32.4 million (0.25% of average loans) in 2015. Nonaccrual loans were $197.4 million at December 31, 2017, compared with $216.5 million at December 31, 2016. Loans 90 days or more past due and still accruing were $12.9 million at December 31, 2017, compared with $7.5 million at December 31, 2016. Delinquencies remain a small percentage of our loan balances.
Our provision for credit losses was $13.5 million in 2017, compared with provision for credit losses of $29.9 million in 2016 and a reversal of provision for credit losses of $26.3 million in 2015. The lower level of provision in 2017 compared to a year ago reflected strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. The higher level of provision in 2016 reflected loan growth as well as moderation in the rate of delinquency improvement. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. See the “Risk Management – Credit Risk Management” section in this Report for more information.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At December 31, 2017, the total carrying amount of pledged loans was $24.3 billion, compared with $20.2 billion at December 31, 2016. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Capital Distributions
Dividends declared on our Series A preferred stock totaled $17.5 million each year in 2017, 2016 and 2015. Dividends declared on our Series B preferred stock totaled $57 thousand each year in 2017, 2016 and 2015.
Dividends declared to holders of our common stock totaled $1.2 billion, $785.0 million and $572.0 million in 2017, 2016 and 2015, respectively. The increase in dividends declared to the holders of our common stock in 2017 and 2016 was attributable to increased REIT taxable income for federal income tax purposes before dividends paid deduction.

Earnings Performance

Net Income
We earned net income of $1.2 billion, $783.8 million and $646.0 million in 2017, 2016 and 2015, respectively. The increase in 2017 and 2016 was predominantly attributable to higher interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a decrease in yield.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $1.3 billion in 2017, compared with $867.1 million and $674.7 million in 2016 and 2015, respectively. The increase in 2017 and 2016 was attributable to a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a decrease in yield.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.88% in 2017 compared with 4.15% in 2016 and 5.21% in 2015. The decrease in net interest margin in 2017 was predominantly due to the reinvestment of higher yielding loan paydowns and payoffs into lower yielding loans. The decrease in net interest margin in 2016 was attributable to the investment of proceeds from the common stock issuance in third quarter 2016 and proceeds from loan paydowns and payoffs into lower yielding loans, as well as dilution from having higher average interest-bearing deposits. Interest income included net accretion of adjustments on loans of $13.0 million in 2017 compared with $37.4 million in 2016 and $83.0 million in 2015. The decrease in net accretion of adjustments on loans in 2017 compared with 2016 was a result of acquiring high quality loans with a fair value near par. The decrease in 2016 compared with 2015 was attributable to loan acquisitions resulting in a net unamortized premium in 2016. Loan paydowns and payoffs represented 13.8% of average loan balances during 2017 compared with 24.2% and 23.3% during 2016 and 2015, respectively. The lower paydown and payoff rates in 2017 were generally attributable to higher mortgage rates compared with 2016 and 2015.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $5.1 million in 2017, compared with $2.7 million in 2016 and $1.2 million in 2015. Average borrowings were $342.8 million for 2017, compared with $524.0 million for 2016 and $318.2 million for 2015. The weighted average interest rate for 2017 was 1.47% compared with 0.52% in 2016 and 0.39% in 2015. The increase in weighted average interest rate in 2017 compared with 2016 and 2015 was attributable to an increase in the average federal funds rate. Effective October 2017, the rate of interest on the line of credit was changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%).
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of changes that influenced net interest income.
Table 2 allocates the changes in net interest income on a taxable-equivalent basis to changes in either average balances or average rates for both interest-earning assets and interest-bearing liabilities. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories on a pro-rata basis based on the absolute value of the change due to average volume and average rate.

Table 1: Interest Income

	Year ended December 31,
			2017			2016
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$3,633,640	114,817	3.16%	$3,064,190	79,737	2.60%
Real estate 1-4 family mortgage loans	28,630,999	1,173,599	4.10	16,698,171	785,490	4.70
Interest-bearing deposits and other interest-earning assets	1,057,479	9,443	0.89	1,124,991	4,595	0.41
Total interest-earning assets	$33,322,118	1,297,859	3.89	$20,887,352	869,822	4.16
Funding sources
Line of credit with Bank	$342,767	5,050	1.47	$523,991	2,734	0.52
Total interest-bearing liabilities	$342,767	5,050	1.47	$523,991	2,734	0.52
Net interest margin and net interest income		$1,292,809	3.88%		$867,088	4.15%

	Year ended December 31,
			2015			2014
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$2,939,903	70,403	2.39%	$2,723,579	67,760	2.49%
Real estate 1-4 family mortgage loans	9,897,196	605,198	6.11	9,950,010	628,608	6.32
Interest-bearing deposits and other interest-earning assets	119,881	304	0.25	22,677	57	0.25
Total interest-earning assets	$12,956,980	675,905	5.22	$12,696,266	696,425	5.49
Funding sources
Line of credit with Bank	$318,150	1,231	0.39	$367,479	1,397	0.38
Total interest-bearing liabilities	$318,150	1,231	0.39	$367,479	1,397	0.38
Net interest margin and net interest income		$674,674	5.21%		$695,028	5.47%

				Year ended December 31,
						2013
(in thousands)				Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans				$581,607	15,193	2.61%
Real estate 1-4 family mortgage loans				5,017,931	283,205	5.64
Interest-bearing deposits and other interest-earning assets				93,697	237	0.25
Total interest-earning assets				$5,693,235	298,635	5.25
Funding sources
Line of credit with Bank				$318,215	1,210	0.38
Total interest-bearing liabilities				$318,215	1,210	0.38
Net interest margin and net interest income					$297,425	5.22%

Table 2: Analysis of Changes in Interest Income

	Year ended December 31,
	2017 over 2016			2016 over 2015
	Interest income/ expense variance	Variance attributable to		Interest income/ expense variance	Variance attributable to
(in thousands)		Rate	Volume		Rate	Volume
Commercial loans	$35,080	18,787	16,293	9,334	6,229	3,105
Real estate 1-4 family mortgage loans	388,109	(112,035)	500,144	180,292	(187,603)	367,895
Interest-bearing deposits and other interest-earning assets	4,848	5,140	(292)	4,291	964	3,327
Total interest-earning assets	$428,037	(88,108)	516,145	193,917	(180,410)	374,327
Line of credit with Bank	$2,316	3,537	(1,221)	1,503	568	935
Total interest-bearing liabilities	$2,316	3,537	(1,221)	1,503	568	935

Provision for Credit Losses
The provision for credit losses was $13.5 million in 2017, compared with provision for credit losses of $29.9 million in 2016 and reversal of provision for credit losses of $26.3 million in 2015. The lower level of provision in 2017 reflected strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. The higher level of provision in 2016 compared with 2015 reflected loan growth as well as moderation in the rate of delinquency improvement. Please refer to the “Balance Sheet Analysis” and “Risk Management-Credit Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in 2017 was $55.2 million, compared with $30.1 million in 2016 and $4.9 million in 2015. In 2017 and 2016, noninterest income predominantly consisted of pledge fees.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. We earned $55.3 million in pledge fees during 2017, compared with $32.3 million and $4.4 million in 2016 and 2015, respectively. The increase in both periods was attributable to a higher average pledged loan balance as well as a higher average pledge fee rate. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report for more information.
Other income in 2017 was a net loss of $119 thousand, compared with a net loss of $2.2 million in 2016 and income of $542 thousand in 2015. The loss in 2017 and 2016 was due to $844 thousand and $2.7 million of losses on sales of loans to the Bank, respectively. There were no gains or losses on sales of loans to the Bank in 2015.

Noninterest Expense
Noninterest expense in 2017 was $115.9 million, compared with $83.5 million in 2016 and $59.9 million in 2015. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs were $79.5 million in 2017, compared with $50.8 million and $35.7 million in 2016 and 2015, respectively. The increase in 2017 and 2016 was attributable to a higher average loan balance, due to the Third Quarter 2016 Loan Acquisitions.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $25.7 million in 2017, compared with $18.7 million in 2016 and $11.2 million in 2015. The increase in management fees in 2017 and 2016 reflected an increase in expense allocations based on our higher total average assets due to the common stock issuance in third quarter 2016.
Foreclosed assets expense was $9.6 million in 2017, $12.9 million in 2016, and $11.8 million in 2015. The decrease in 2017 was due to lower costs of maintaining our foreclosed assets, including tax, legal and insurance expenses. The increase in 2016 was due to higher costs of maintaining our foreclosed assets, including tax, legal and insurance expenses. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $35.9 billion at December 31, 2017, and $32.4 billion at December 31, 2016.
Loans
Total loans were $35.9 billion at December 31, 2017, and $31.3 billion at December 31, 2016. In 2017, we acquired $9.2 billion of consumer loans from the Bank at their estimated fair value. In 2016, we acquired $21.4 billion of consumer loans and $1.9 billion of commercial loans from the Bank at their estimated fair value. At December 31, 2017 and 2016, consumer loans represented 91% and 87% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses increased $5.5 million to $129.4 million at December 31, 2017, from $123.9 million at December 31, 2016, due to loan growth through acquisition, partially offset by continued improvement in the housing environment.
At December 31, 2017, the allowance for loan losses included $102.6 million for consumer loans and $26.8 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our line of credit to finance loan acquisitions. Effective October 2017, our line of credit was increased from $2.2 billion to $5.0 billion. At December 31, 2017 we had $3.6 billion outstanding. There was no outstanding balance at December 31, 2016.

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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2017 are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years.
The following table summarizes differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income.

Table 3: Taxable income before dividends paid deduction

	December 31,
(in thousands)	2017	2016	2015
Net income	$1,218,667	783,815	645,978
Tax adjustments:
Purchase accounting	1,962	1,795	5,954
Allowance for credit losses	5,633	3,491	(63,636)
Other	794	(60)	(436)
REIT taxable income (1)	$1,227,056	789,041	587,860
Dividends declared	$1,222,588	802,588	589,588

(1)	2017 REIT taxable income is an estimate.

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

Wells Fargo’s Risk Culture and Risk Framework
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk framework, which outlines the enterprise-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to the enterprise. The risk framework consists of three lines of defense – (1) Wells Fargo’s lines of business and certain other enterprise functions, (2) Corporate Risk, Wells Fargo’s primary second-line of defense led by its Chief Risk Officer who currently is our Chief Executive Officer and a director, and (3) Wells Fargo Audit Services, Wells Fargo’s internal audit function which regularly reports to the Company’s Audit Committee.
Key elements of the Wells Fargo risk framework include:

•	Cultivating a strong culture, with key risk management components emphasizing each team member’s ownership of risk and Wells Fargo’s bias for conservatism.

•	Defining and communicating across Wells Fargo an enterprise-wide statement of risk appetite (or, risk tolerance) which serves to guide business and risk leaders as they manage risk on a daily basis.

•
Maintaining a risk management governance structure, including escalation protocols and a committee structure, that enables the comprehensive oversight of the risk program and the effective and efficient escalation of risk issues to the appropriate level of the enterprise for information and decision-making.

•	Maintaining an enterprise risk inventory and promoting a standardized and systematic process to identify risks across the enterprise to guide business decisions and capital planning efforts.

•
Designing risk frameworks, programs, policies, procedures, controls, processes, and practices that are effective and aligned, and facilitate the active and timely management of current and emerging risks across the enterprise.

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
The Enterprise Risk Management Committee, chaired by the Wells Fargo Chief Risk Officer, oversees the management of all risk types across the enterprise.
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

Table 4: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Total commercial	$3,325,939	3,984,881	3.2	3.4
Consumer:
Real estate 1-4 family first mortgage	31,683,651	26,236,047	25.1	25.2
Real estate 1-4 family junior lien mortgage	855,586	1,089,065	15.4	15.8
Total consumer	32,539,237	27,325,112	24.8	24.8
Total loans	$35,865,176	31,309,993	22.8	22.1

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

LOAN PORTFOLIO BY GEOGRAPHY Table 5 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 5: Loan Portfolio by Geography

	December 31, 2017
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,515,690	8,852,513	9,759	10,377,962	29%
New York	14,542	3,269,125	51,751	3,335,418	9
Washington	147,458	2,149,416	1,125	2,297,999	6
Virginia	70,937	1,819,634	88,017	1,978,588	6
Texas	102,349	1,289,634	12,546	1,404,529	4
All other states	1,474,963	14,303,329	692,388	16,470,680	46
Total loans	$3,325,939	31,683,651	855,586	35,865,176	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1 percent of total loans at December 31, 2017. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. All of the loans in our C&I portfolio are unsecured at December 31, 2017.

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

Table 6: CSRE Loans by State and Property Type

	December 31, 2017
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,515,690	46%
Florida	307,168	9
Utah	198,649	6
Washington	147,458	4
Oregon	145,880	4
All other states	990,568	31
Total loans	$3,305,413	100%
By property type:
Office buildings	$824,034	25%
Shopping centers	626,836	19
5+ multifamily residences	519,699	16
Warehouses	449,124	14
Retail establishments (restaurants, stores)	381,579	12
Mini-storage	139,341	4
Motels/hotels	115,022	3
Commercial/industrial (non-residential)	95,831	3
Manufacturing plants	74,784	2
Research and development	52,637	2
Other	26,526	—
Total loans	$3,305,413	100%

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
The credit performance associated with our real estate 1-4 family mortgage portfolio continued to improve in 2017, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven by an improving housing environment.

Table 7: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	December 31, 2017
(in thousands)	Real estate 1-4 family mortgage	Current LTV/CLTV ratio (1)
California	$8,862,272	48%
New York	3,320,876	59
Washington	2,150,541	54
Virginia	1,907,651	64
Texas	1,302,180	59
All other states	14,995,717	61
Total loans	$32,539,237	57

(1)	Collateral values are generally determined using AVMs and are updated quarterly.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS
Net charge-offs as a percentage of average loans improved to 0.01% in 2017, compared with 0.07% in 2016. Nonaccrual loans were $150.4 million at December 31, 2017, compared with $165.1 million at December 31, 2016.

Table 8 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 8: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate
	December 31,		December 31,		Year ended December 31,
(in thousands)	2017	2016	2017	2016	2017	2016
California	$8,852,383	9,012,878	0.15%	0.06	—	—
New York	3,268,458	2,293,854	0.45	0.68	0.02	0.01
Washington	2,149,416	1,562,147	0.03	0.09	—	(0.01)
Virginia	1,818,445	1,411,434	0.51	0.76	0.01	0.07
Texas	1,289,611	1,135,109	0.44	0.37	—	0.01
Other	14,296,320	10,808,197	0.90	1.25	0.01	0.14
Total	31,674,633	26,223,619	0.54	0.66	0.01	0.07
PCI	9,018	12,428
Total first mortgages	$31,683,651	26,236,047
REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs as a percentage of average loans improved to 0.16% in 2017 compared with 0.76% for the same period a year ago. Nonaccrual loans were $44.7 million at December 31, 2017, compared with $48.8 million at December 31, 2016.
Table 9 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 9: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate
		December 31,	December 31,		Year ended December 31,
(in thousands)	2017	2016	2017	2016	2017	2016
New Jersey	$183,405	227,384	5.42%	4.82	0.95	1.14
Pennsylvania	133,313	168,829	5.29	4.21	0.60	1.21
Florida	112,437	143,541	2.65	3.40	(0.52)	0.26
Virginia	88,017	110,712	5.22	3.42	0.14	1.01
Georgia	60,259	80,038	2.70	2.66	(0.71)	(0.16)
Other	278,155	357,629	4.73	4.60	(0.11)	0.67
Total	855,586	1,088,133	4.60	4.17	0.16	0.77
PCI	—	932
Total junior lien mortgages	$855,586	1,089,065

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 10 summarizes nonperforming assets (NPAs) for the last five years and Table 11 for each of the last four quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans receive notification of bankruptcy, regardless of their delinquency status.

Note 1 (Summary of Significant Accounting Policies) to Financial Statements describes our accounting policy for nonaccrual and impaired loans.

Table 10: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans:
Total commercial	$2,306	2,600	1,706	4,214	8,802
Consumer:
Real estate 1-4 family first mortgage	150,381	165,117	201,531	236,859	310,069
Real estate 1-4 family junior lien mortgage	44,703	48,806	64,718	80,375	104,423
Total consumer	195,084	213,923	266,249	317,234	414,492
Total nonaccrual loans (1)	197,390	216,523	267,955	321,448	423,294
Foreclosed assets	2,377	2,505	1,996	2,547	5,142
Total nonperforming assets	$199,767	219,028	269,951	323,995	428,436
As a percentage of total loans (2)	0.56%	0.70	2.04	2.50	3.27

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Decrease at December 31, 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Table 11: Nonperforming Assets by Quarter During 2017

(in thousands)	Dec 31, 2017	Sep 30, 2017		Jun 30, 2017		Mar 31, 2017
Nonaccrual loans:
Total commercial	$2,306	3,325	2,600,000	3,144	1,706,000	3,473
Consumer:
Real estate 1-4 family first mortgage	150,381	152,861		157,092		159,444
Real estate 1-4 family junior lien mortgage	44,703	42,237		43,378		46,065
Total consumer	195,084	195,098		200,470		205,509
Total nonaccrual loans	197,390	198,423		203,614		208,982
Foreclosed assets	2,377	2,473		1,714		2,903
Total nonperforming assets	$199,767	200,896		205,328		211,885
As a percentage of total loans	0.56%	0.61		0.61		0.70

Total NPAs were $199.8 million (0.56% of total loans) at December 31, 2017, and included $197.4 million of nonaccrual loans. Total NPAs were $219.0 million (0.70% of total loans) at December 31, 2016, and included $216.5 million of nonaccrual loans. The decrease in 2017 was due in part to improving economic conditions and the Bank's proactive credit risk management activities.
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
If interest due on all nonaccrual loans (including loans that were, but are no longer on nonaccrual status at year end) had been accrued under the original terms, approximately $17.0 million of interest would have been recorded as income on these loans, compared with $11.4 million actually recorded as interest income in 2017, versus $12.8 million and $12.5 million, respectively, in 2016.

Table 12: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2017	2017	2017	2017	2017	2016
Commercial:
Balance, beginning of period	$3,325	3,144	3,473	2,600	2,600	1,706
Inflows	140	214	—	978	1,332	4,757
Outflows	(1,159)	(33)	(329)	(105)	(1,626)	(3,863)
Balance, end of period	2,306	3,325	3,144	3,473	2,306	2,600
Consumer:
Balance, beginning of period	195,098	200,470	205,509	213,923	213,923	266,249
Inflows	36,586	31,201	31,587	33,360	132,734	134,929
Outflows:
Returned to accruing	(18,388)	(17,063)	(15,350)	(20,152)	(70,953)	(75,719)
Foreclosures	(2,596)	(2,286)	(3,104)	(3,018)	(11,004)	(13,977)
Charge-offs	(4,680)	(3,508)	(4,366)	(7,424)	(19,978)	(32,056)
Payment, sales and other	(10,936)	(13,716)	(13,806)	(11,180)	(49,638)	(65,503)
Total outflows	(36,600)	(36,573)	(36,626)	(41,774)	(151,573)	(187,255)
Balance, end of period	195,084	195,098	200,470	205,509	195,084	213,923
Total nonaccrual loans	$197,390	198,423	203,614	208,982	197,390	216,523

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 13 and Table 14. The allowance for loan losses for TDRs was $56.8 million and $74.6 million at December 31, 2017 and 2016, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
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

Table 13: Troubled Debt Restructurings (TDRs)

	December 31,
(in thousands)	2017	2016	2015	2014		2013
Total commercial TDRs	$2,992	3,236	2,534	2,841	2,777,000	2,777
Consumer:
Real estate 1-4 family first mortgage	309,678	340,895	371,605	386,511		390,309
Real estate 1-4 family junior lien mortgage	89,560	98,380	112,597	121,672		127,680
Trial modifications	7,498	11,795	15,663	15,081		19,953
Total consumer TDRs	406,736	451,070	499,865	523,264		537,942
Total TDRs	$409,728	454,306	502,399	526,105		540,719
TDRs on nonaccrual status	$116,885	136,883	159,998	174,065		230,230
TDRs on accrual status	292,843	317,423	342,401	352,040		310,489
Total TDRs	$409,728	454,306	502,399	526,105		540,719

Table 14: TDRs Balance by Quarter During 2017

(in thousands)	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Total commercial TDRs	$2,992	3,035	3,078	3,147
Consumer:
Real estate 1-4 family first mortgage	309,678	316,831	326,413	335,037
Real estate 1-4 family junior lien mortgage	89,560	91,534	92,812	96,260
Trial modifications	7,498	8,799	10,165	9,759
Total consumer TDRs	406,736	417,164	429,390	441,056
Total TDRs	$409,728	420,199	432,468	444,203
TDRs on nonaccrual status	$116,885	119,122	124,444	128,807
TDRs on accrual status	292,843	301,077	308,024	315,396
Total TDRs	$409,728	420,199	432,468	444,203

Table 15: Analysis of Changes in TDRs

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2017	2017	2017	2017	2017	2016
Commercial:
Balance, beginning of period	$3,035	3,078	3,147	3,236	3,236	2,534
Inflows (1)	(34)	—	—	—	(34)	3,991
Outflows (2)	(9)	(43)	(69)	(89)	(210)	(3,289)
Balance, end of period	2,992	3,035	3,078	3,147	2,992	3,236
Consumer:
Balance, beginning of period	417,164	429,390	441,056	451,070	451,070	499,865
Inflows (1)	6,187	5,539	6,560	9,706	27,992	36,223
Outflows:
Charge-offs	(269)	(995)	(1,653)	(1,162)	(4,079)	(9,078)
Foreclosures	(640)	(657)	(376)	(1,067)	(2,740)	(4,322)
Payments, sales and other (2)	(14,405)	(14,747)	(16,603)	(15,455)	(61,210)	(67,749)
Net change in trial modifications (3)	(1,301)	(1,366)	406	(2,036)	(4,297)	(3,869)
Balance, end of period	406,736	417,164	429,390	441,056	406,736	451,070
Total TDRs	$409,728	420,199	432,468	444,203	409,728	454,306

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in 2017 and 2016 as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Table 16 reflects non-PCI loans 90 days or more past due and still accruing.

Table 16: Loans 90 Days or More Past Due and Still Accruing (1)

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Total commercial	$990	—	2,252	—	—
Consumer:
Real estate 1-4 family first mortgage	9,001	4,962	8,365	6,020	13,120
Real estate 1-4 family junior lien mortgage	2,914	2,545	2,462	4,240	5,062
Total consumer	11,915	7,507	10,827	10,260	18,182
Total	$12,905	7,507	13,079	10,260	18,182

(1)
PCI loans of $699 thousand, $2.3 million, $4.4 million, $4.9 million and $7.0 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 17 presents net charge-offs for the year and quarters of 2017 and 2016. Substantially all net charge-offs (recoveries) were in consumer real estate. Net charge-offs in 2017 were $2.5 million, or 0.01% of average total loans outstanding, compared with $20.5 million, or 0.10% of average total loans outstanding in 2016.

Table 17: Net Charge-offs (Recoveries)

	Year ended		Quarter ended
	December 31,		December 31,		September 30,		June 30,		March 31,
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)(2)	Net loan charge- offs	% of avg. loans (1)(2)	Net loan charge- offs	% of avg. loans (1)(2)	Net loan charge- offs	% of avg. loans (1)(2)
2017
Total commercial	$(473)	(0.01)%	$(396)	(0.05)%	$(59)	(0.01)%	$(12)	—%	$(6)	—%
Consumer:
Real estate 1-4 family first mortgage	1,506	0.01	(1,417)	(0.02)	276	—	190	—	2,457	0.04
Real estate 1-4 family junior lien mortgage	1,507	0.16	(978)	(0.44)	939	0.40	(440)	(0.18)	1,986	0.76
Total consumer	3,013	0.01	(2,395)	(0.03)	1,215	0.02	(250)	—	4,443	0.07
Total	$2,540	0.01%	$(2,791)	(0.03)%	$1,156	0.01%	$(262)	—%	$4,437	0.06%

2016
Total commercial	$(47)	—%	$20	—%	$(48)	(0.01)%	$(1)	—%	$(18)	—%
Consumer:
Real estate 1-4 family first mortgage	11,104	0.07	1,767	0.03	2,426	0.06	3,630	0.16	3,281	0.15
Real estate 1-4 family junior lien mortgage	9,465	0.76	3,373	1.19	825	0.27	2,097	0.66	3,170	0.94
Total consumer	20,569	0.12	5,140	0.07	3,251	0.07	5,727	0.22	6,451	0.26
Total	$20,522	0.10%	$5,160	0.06%	$3,203	0.06%	$5,726	0.18%	$6,433	0.20%

(1)	Decrease beginning in third quarter 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

(2)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at December 31, 2017.
The allowance for loan losses increased $5.5 million to $129.4 million at December 31, 2017, from $123.9 million at December 31, 2016, due to loan growth through acquisition, partially offset by continued improvement in the housing environment.
We believe the allowance for credit losses of $130.7 million at December 31, 2017, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Table 18 presents an analysis of the allowance for credit losses.

Table 18: Allocation of the Allowance for Credit Losses (ACL)

	Dec 31, 2017		Dec 31, 2016		Dec 31, 2015
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$28,085	9%	$29,644	13%	$17,676	22%
Consumer:
Real estate 1-4 family first mortgage	71,341	88	61,371	84	56,689	68
Real estate 1-4 family junior lien mortgage	31,235	3	34,014	3	47,173	10
Total consumer	102,576	91	95,385	87	103,862	78
Total	$130,661	100%	$125,029	100%	$121,538	100%

(in thousands)	2017	2016	2015	2014	2013
Components:
Allowance for loan losses	$129,360	123,877	120,866	184,437	243,752
Allowance for unfunded credit commitments	1,301	1,152	672	737	517
Allowance for credit losses	$130,661	125,029	121,538	185,174	244,269
Allowance for loan losses as a percentage of total loans (1)	0.36%	0.40	0.91	1.42	1.86
Allowance for loan losses as a percentage of net charge-offs	5,092.15	603.62	373.38	297.33	703.96
Allowance for credit losses as a percentage of total loans (1)	0.36	0.40	0.92	1.43	1.86
Allowance for credit losses as a percentage of total nonaccrual loans	66.19	57.74	45.36	57.61	57.71

(1)	Decrease at December 31, 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At December 31, 2017, 13% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At December 31, 2017, approximately 87% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At December 31, 2017, 13% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At December 31, 2017, our liabilities were 10% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.
Our rate-sensitive assets and liabilities at December 31, 2017 are presented in Table 19. The allowance for loan losses is not included in loans.

Table 19: Rate-sensitive Assets and Liabilities

		December 31, 2017
(In thousands)	Overnight	Within one year	One to three years	Three to five years	Over five years	Total
Rate-sensitive assets
Interest-bearing deposits	$—	—	—	—	—	—
Loans
Fixed rate	—	16,667	65,177	153,189	31,002,901	31,237,934
Variable rate	—	661,284	1,219,649	706,058	2,040,251	4,627,242
Total rate-sensitive assets	$—	677,951	1,284,826	859,247	33,043,152	35,865,176
Line of credit with Bank	$—	—	3,551,426	—	—	3,551,426
Total rate-sensitive liabilities	$—	—	3,551,426	—	—	3,551,426
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
Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At December 31, 2017, we had $3.6 billion outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the three-month London Interbank Offered Rate plus 4.4 basis points (0.044%).
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
On September 8, 2016, Wells Fargo  reached agreements with the Consumer Financial Protection Bureau, the Office of the Comptroller of the Currency, and the Office of the Los Angeles City Attorney, regarding allegations that some of its retail customers received products and services they did not request. Negative publicity or public opinion resulting from the settlements and related matters and other instances where the Bank’s customers may have experienced financial harm may increase the risk of reputational harm to the business of Wells Fargo and the Bank, including the Bank’s ability to originate loans at the same volumes as we have historically acquired. If in future periods we do not reinvest loan paydowns at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
In 2017, we acquired $9.2 billion of loans from the Bank, compared with $23.3 billion in 2016, which included $19.1 billion of consumer loans and $1.9 billion of CSRE loans acquired in the Third Quarter 2016 Loan Acquisitions using proceeds from common stock issuance and loan paydowns. To the extent that we determine that additional funding is necessary or advisable, we could issue additional common or preferred stock, subject to board of directors approval, raise funds through debt financings, or a combination of these methods. Retention of cash flows does not represent a significant source of funding because any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.

As of December 31, 2017, our liabilities consisted of our line of credit with the Bank and other liabilities. The certificate of designation for the Series A preferred stock contains a covenant in which we agree not to incur indebtedness for borrowed money, including any guarantees of indebtedness (which does not include any pledges of our assets on behalf of the Bank or our other affiliates), without the consent of the holders of two-thirds of the Series A preferred stock, voting as a separate class, provided that, we may incur indebtedness in an aggregate amount not exceeding 20% of our stockholders’ equity.

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

•
Selection of a credit loss estimation model that fits the credit risk characteristics of its portfolio. We use internally developed models in this process. We often use expected loss, roll rate, net flow or statistical trend models, most with economic correlations. Management must use judgment in establishing additional input metrics for the modeling processes, considering further stratification into reference data time series, sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. The models used to determine the allowance for credit losses are validated in accordance with Company policies by an internal model validation group.

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

Table 20: Allowance Sensitivity Summary

December 31, 2017
Estimated
increase / (decrease)
(in millions)	in allowance
Assumption:
Favorable (1)	$(17.6)
Adverse (2)	35.9

(1)	Represents a one risk rating upgrade throughout our commercial portfolio segment and a more optimistic economic outlook for modeled losses on our consumer portfolio segment.

(2)	Represents a one risk rating downgrade throughout our commercial portfolio segment, a more pessimistic economic outlook for modeled losses on our consumer portfolio segment.

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

Current Accounting Developments

Table 21 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 21: Current Accounting Developments - Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows.	We adopted the guidance in first quarter 2018. The Update will not have a material impact on our financial statements.
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

We adopted the Update in first quarter 2018. For purposes of disclosing the fair value of loans carried at amortized cost, we will determine the fair value based on “exit price” as required by the Update. Accordingly, the fair value amounts disclosed for such loans will change upon adoption of the Update.

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

We adopted the guidance in first quarter 2018. Our revenue is predominantly net interest income on financial assets, which is specifically excluded from the scope. Accordingly, the Update will not impact our financial statements.

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
Forward-looking statements are not based on historical facts but instead represent our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. While there is no assurance that any list of risks and uncertainties or risk factors is complete, important factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation:

•
economic conditions that affect the general economy, housing prices, the job market, consumer confidence and spending habits, including our borrowers’ prepayment and repayment of our loans (including the impact of the Tax Cuts & Jobs Act);

•
losses related to natural disasters, including recent hurricanes, which primarily affected Texas and Florida, and recent California wildfires, in each case including from damage or loss to our collateral for loans in our consumer and commercial loan portfolios and from the impact on the ability of our borrowers to repay their loans;

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

•
our reputation and the reputation of Wells Fargo and the Bank, including negative effects from the Bank's retail banking sales practices matter and other instances where the Bank’s customers may have experienced financial harm;

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

We are effectively controlled by Wells Fargo and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest. Both of our current executive officers are also executive officers of Wells Fargo and the Bank. One of these executive officers is also a director of the Company. Wells Fargo and the Bank control a substantial majority of our outstanding voting shares and, in effect, have the right to elect all of our directors, including our independent directors, except under limited circumstances if we fail to pay dividends.
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

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations and ability to pay dividends. Our income consists predominantly of interest payments on our loans. As of December 31, 2017, 87% of loans, as measured by the recorded investment in loans, bore interest at fixed rates and the remainder bore interest at adjustable rates. Fixed rate loans increase our interest rate risk because rates on these loans do not adjust with changes in interest rates and prepayment of these loans generally increases in low interest rate environments, which could have the effect of reducing our overall yield. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. For adjustable rate loans, as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and this increased payment increases the potential for default. At the same time, the fair value and therefore marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the fixed rate loans in our portfolio as the borrowers refinance their loans at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional loans with rates sufficient to support the payment of dividends. A declining interest rate environment could adversely affect our ability to pay full, or even partial, dividends on our common and preferred stock.
In addition, our line of credit with the Bank and certain of our adjustable rate loans reference a benchmark rate, such as LIBOR, or other financial metric in order to determine the applicable interest rate or payment amount. In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued (for example, if LIBOR is discontinued), there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument and there may be significant work required to transition to using any new benchmark rate or other financial metric. This could result in different financial performance for previously booked transactions or require renegotiation of previously booked transactions, and may impact our existing transaction data, products, systems, operations and pricing processes.

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

In addition, our credit risk and credit losses can increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who individually or as a group may be uniquely or disproportionately affected by economic or market conditions. Similarly, challenging economic or market conditions affecting a particular industry may also impact related or dependent industries or the ability of borrowers working in such industries to meet their financial obligations.

Adverse conditions in states in which we have a higher concentration of loans could negatively impact our operations. As of December 31, 2017, 54% of loans, as measured by the recorded investment in loans, were located in California, New York, Washington, Virginia and Texas. In the event of adverse economic conditions in those states in which we have a higher concentration of loans we would likely experience higher rates of loss and delinquency on our loan portfolio than if the underlying loans were more geographically diversified. Additionally, our loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect states in which we have a higher concentration of loans. Adverse conditions may affect the ability of property owners or commercial borrowers in those states to make payments of principal and interest on the underlying loans, which could adversely affect our results of operations and cash flow. In addition, California has our highest concentration of loans, with 29% as measured by the recorded investment in loans. Accordingly, deterioration in real estate values and underlying economic conditions in California could result in materially higher credit losses.

Our commercial loans subject us to risks that are not present in our consumer loan portfolio, including the fact that some commercial loans are unsecured. As of December 31, 2017, 9% of our assets, as measured by the recorded investment in loans, consisted of commercial loans, which includes CSRE loans and C&I loans. Commercial loans generally tend to have shorter maturities than real estate 1-4 family mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. Foreclosures of defaulted commercial loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of real estate 1-4 family mortgage loans. See Risk Factors - “We could incur losses as a result of environmental liabilities of properties underlying our assets through foreclosure action” in this Report. Additionally, there is no requirement regarding the percentage that must be leased of any property securing a commercial loan at the time we acquire the loan nor are commercial loans required to have third-party guarantees.
As of December 31, 2017, less than 1%, as measured by the recorded investment in loans, of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon a default.

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

We may not be able to acquire loans at the same volumes or with the same yields as we have historically acquired. As of December 31, 2017, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy – Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Asset Contributions” in this Report. The Bank originates and underwrites, or purchases and re-underwrites, loans. Our ability to acquire interests in loans in the future will depend on the Bank’s ability to continue to originate or purchase such loans. Originating and purchasing real estate loans is highly competitive and subject to extensive regulation. In addition, negative publicity and public opinion about Wells Fargo's business practices, business relationships or corporate governance, including related to its retail banking sales practices matter and other instances where the Bank’s customers may have experienced financial harm, may increase the risk of reputational harm to the businesses of Wells Fargo and the Bank. As a result, the Bank may not be able to originate or purchase loans at the same volumes or with the same yields as it has historically originated or purchased. Our ability to acquire interests in loans in the future will also depend on the Bank’s willingness to sell loans to us. A change in business, economic, or regulatory conditions could cause the Bank to determine that selling loans to us is no longer desirable. A change in the Bank’s ability to originate or purchase loans or the Bank’s willingness to sell interests in those loans to us may interfere with our ability to maintain the requisite level of real estate assets to maintain our qualification as a REIT. In addition, although we have policies relating to the minimum credit quality (as measured by FICO score and LTV/CLTV) of loans that we may acquire, the relative quality of our portfolio could decline substantially in the future even though we continue to meet our existing thresholds (which are, in any event, subject to change). If volumes of loans purchased decline or the yields on these loans decline from existing levels, it could negatively affect our financial condition or results of operations.

Holding mortgage loans as participation interests instead of holding whole loans poses certain additional risks to us. As of December 31, 2017, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy – Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Asset Contributions” in this Report. The substantial majority of these loans were originated or purchased by the Bank, and the Bank remains the lender of record under the related mortgage notes and other mortgage documents. As the holder of participation interests in loans, substantially all of which are serviced by the Bank, we are dependent on the servicing and efforts of the Bank. We do not have a direct contractual relationship with borrowers under the loan participation and servicing and assignment agreements. However, in accordance with the terms of the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan and certain other rights. In addition, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank.
Furthermore, if the Bank became subject to a receivership proceeding or failed to repay a deposit made by a borrower on a mortgage loan in which we have a participation interest, such borrower may be entitled to set off their obligation to pay principal or interest on such mortgage loan against the Bank’s obligation to repay the deposit of the borrower.

We may invest in assets that involve new risks and need not maintain our current asset coverage. Although our loan portfolio consists of consumer and commercial loans, to the extent we acquire additional assets in the future, we are not required to limit our investments to assets of the type that constitute our loan portfolio as of December 31, 2017. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report. Other real estate assets may involve different risks not described in this Report. Nevertheless, we will not invest in assets that are not real estate assets (which includes consumer loans, CSRE loans, mortgage-backed securities that are eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets) if such investments would cause us to no longer qualify as a REIT for U.S. federal income tax purposes. Moreover, while our policies will call for maintaining specified levels of FFO coverage as to expected dividend distributions and for maintaining specified levels of unpledged, performing assets, we are not required to maintain current levels of asset coverage.

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

Unexpected rates of loan prepayments may cause us to violate the Investment Company Act of 1940 or cause a decrease in our net income. We generally reinvest the cash from loan paydowns and prepayments in acquiring new loans. If we are unable to acquire new loans, determine not to acquire loans, or if actual prepayment rates exceed the expected rates, excess cash may accumulate on our balance sheet. If we have cash on our balance sheet greater than permitted pursuant to the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, we may, absent other relief, no longer qualify for the exclusion under the Investment Company Act.
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

Our framework for managing risks may not be effective in mitigating risk and loss to us. Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including credit risk, interest rate risk and liquidity risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. In certain instances, we rely on models to measure, monitor and predict risks, such as credit risks; however, there is no assurance that these models will appropriately capture all relevant risks or accurately predict future events or exposures. In addition, we rely on data to aggregate and assess our various risk exposures and any issues with the quality or effectiveness of our data aggregation and validation procedures could result in ineffective risk management practices or inaccurate regulatory or other risk reporting. The recent financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks, and the federal banking regulators remain focused on ensuring that financial institutions build and maintain robust risk management policies. If our risk management framework proves ineffective, we could suffer unexpected losses that could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in this Report for additional information about our risk management framework.

A failure in or breach of our operational or security systems, controls or infrastructure or those of the Bank or Wells Fargo or of third party vendors and other service providers, including as a result of cyber attacks, could disrupt our business; result in the disclosure or misuse of confidential or proprietary information; damage our reputation or the reputation of Wells Fargo or the Bank; increase our costs and cause losses.  Our business, financial, accounting, data processing systems or other operating systems and facilities, and those of the Bank and Wells Fargo, may stop operating properly, become insufficient based on our evolving business needs, or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; degradation or loss of internet or website availability; climate change related impacts and natural disasters such as earthquakes, tornados, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and cyber attacks. Furthermore, enhancements and upgrades to the enterprise’s infrastructure or operating systems may be time-consuming, entail significant costs, and create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of the enterprise’s systems, the process of enhancing infrastructure and operating systems, including their security measures, can itself create a risk of system disruptions and security issues. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to the enterprise’s physical infrastructure or operating systems that support our business. Information security risks for large financial institutions such as Wells Fargo have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign state-sponsored parties. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products or attempt to fraudulently induce employees, customers, or other users of our systems, or those of the Bank or Wells Fargo, to disclose confidential information in order to gain access to our data or that of the Bank or Wells Fargo or their customers. Although we believe we have robust information security procedures and controls, our technologies, systems, and networks and those of the Bank and Wells Fargo, may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, or otherwise disrupt our business operations or the business operations of the Bank, Wells Fargo, their customers or other third parties.
Third parties with which we do business or that facilitate our business activities could also be sources of operational risk and information security risk to us, including from cyber attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Furthermore, as a result of financial institutions and technology systems becoming more interconnected and complex, any operational or information security incident at a third party may increase the risk of loss or material impact to us or the financial industry as a whole. Moreover, because we rely on third parties to provide services to us and facilitate certain of our business activities, we face increased operational risk. If third parties we rely on do not adequately or appropriately provide their services or perform their responsibilities, or we do not effectively manage or oversee these third party relationships, we may suffer material harm, including business disruptions, losses or costs to remediate any of the deficiencies, reputational damage, legal or regulatory proceedings, or other adverse consequences.
Disruptions or failures in the physical infrastructure, controls or operating systems that support our business, cyber attacks on us, the Bank, or Wells Fargo or third parties with which we do business or that facilitate our business activities could result in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, litigation exposure, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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
In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2017, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines.
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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of December 31, 2017, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during any quarter in 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2017, the Company’s internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm, has audited the Company’s balance sheets as of December 31, 2017 and 2016, and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related financial statement schedule, Schedule IV - Mortgage Loans on Real Estate as stated in their report, which is included herein. Pursuant to an exemption for certain registrants under the Dodd-Frank Act, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.
Information in response to this item can be found in Part II, Item 7 “Risk Management” in this Report, which information is incorporated by reference into this item.

Item 8.	Financial Statements And Supplementary Data.
The following financial statements and schedules of Wells Fargo Real Estate Investment Corporation at December 31, 2017, are included after Part IV, Item 15 of this Report.
Report of Independent Registered Public Accounting Firm
Statement of Income
Balance Sheet
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
Schedule IV - Mortgage Loans on Real Estate
Quarterly Financial Data
Condensed Statement of Income—Quarterly (Unaudited)

	2017 Quarter ended				2016 Quarter ended
(in thousands, except per share amounts)	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Interest income	$334,630	332,748	319,866	310,615	315,458	224,690	166,183	163,491
Interest expense	1,627	3,173	250	—	705	1,272	153	604
Net interest income	333,003	329,575	319,616	310,615	314,753	223,418	166,030	162,887
Provision (reversal of provision) for credit losses	(1,191)	(11,537)	18,118	8,083	(319)	18,743	5,903	5,528
Net interest income after provision for credit losses	334,194	341,112	301,498	302,532	315,072	204,675	160,127	157,359
Noninterest income
Pledge fees	10,995	15,864	14,875	13,599	15,839	8,715	4,022	3,720
Other (1)	(36)	(284)	17	184	(1,627)	(785)	116	112
Total noninterest income	10,959	15,580	14,892	13,783	14,212	7,930	4,138	3,832
Noninterest expense
Loan servicing costs	20,939	20,614	19,236	18,752	19,906	13,309	8,815	8,731
Management fees	6,562	6,384	5,859	6,912	6,901	4,441	3,491	3,911
Foreclosed assets	2,492	2,713	2,052	2,359	3,242	3,174	3,215	3,238
Other	230	441	143	195	440	418	16	282
Total noninterest expense	30,223	30,152	27,290	28,218	30,489	21,342	15,537	16,162
Net income	314,930	326,540	289,100	288,097	298,795	191,263	148,728	145,029
Dividends on preferred stock	4,397	4,397	4,397	4,397	4,397	4,397	4,397	4,397
Net income applicable to common stock	$310,533	322,143	284,703	283,700	294,398	186,866	144,331	140,632
Per common share information
Earnings per common share	$9.12	9.46	8.36	8.33	8.64	8.82	11.19	10.90
Diluted earnings per common share	9.12	9.46	8.36	8.33	8.64	8.82	11.19	10.90
Dividends declared per common share	9.10	9.40	8.37	8.51	8.51	6.31	10.85	10.85
Average common shares outstanding	34,058	34,058	34,058	34,058	34,058	21,179	12,900	12,900
Diluted average common shares outstanding	34,058	34,058	34,058	34,058	34,058	21,179	12,900	12,900

(1)	Results for 2017 and the third and fourth quarters 2016 reflect losses from sales of loans to the Bank.

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

Directors of WFREIC
We currently have four directors. One of our directors, Michael J. Loughlin, is an executive officer of both Wells Fargo and WFREIC. On January 30, 2018, following his announced retirement as Chief Risk Officer of Wells Fargo, Mr. Loughlin notified the Company of his intent to resign as a director and executive officer of the Company. The Company expects Mr. Loughlin to continue to serve as a director and executive officer until his successor is elected and takes office. On March 1, 2018, the board of directors elected Neal A. Blinde to the Company’s board and to serve as the Company’s Chief Executive Officer, effective March 12, 2018.

The names of our directors, including Mr. Blinde, their ages, and their business experience during the past five years, are as follows:

George L. Ball (age 59) has been Chief Financial Officer and Senior Executive Vice President of Parsons Corporation, Pasadena, California, an international engineering, construction, technical, and management services firm, since April 2016. Previously, he was Chief Financial Officer and Executive Vice President of Parsons Corporation from May 2008 to April 2016, Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008, and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. His experience in a variety of finance positions allows him to bring a broad understanding of financial matters to the board of directors, including expertise in accounting, internal controls, financial reporting, and risk management. Mr. Ball has served as a director of the Company since July 2014 and is a member of the Audit Committee. He is also a director of NCI Building Systems, Inc.

Gary K. Bettin (age 64) served as Managing Director of Crosh Consulting, LLC, Mooresville, North Carolina, a financial services consulting firm, from 2010 until he retired and the firm dissolved in 2015. He also served as Senior Vice President and Head of Mortgage Loan Servicing of American Security Mortgage Corporation, Charlotte, North Carolina, a mortgage banking company, from 2013 to August 2014 and as Chief Executive Officer of Quatrro Mortgage Solutions, Inc., Charlotte, North Carolina, a mortgage outsourcing business, from 2006 to 2010. Mr. Bettin retired from Bank of America, a financial services company, in 2006 after serving in a variety of senior executive roles in customer service and mortgage loan servicing. He brings more than 30 years of mortgage and consumer banking industry experience to the board of directors, having held senior executive roles in loan origination and fulfillment, customer service, servicing, technology and finance. Mr. Bettin has served as a director of the Company since July 2014 and is chair of the Audit Committee.

Neal A. Blinde (age 45) has served as Executive Vice President and Treasurer of Wells Fargo since October 2015. In that role, Mr. Blinde oversees Wells Fargo’s funding, capital management, liquidity management and interest rate risk management as well as its recovery and resolution planning and annual Comprehensive Capital Analysis and Review (CCAR). After founding the dedicated Depository sector coverage team in 2010 Mr. Blinde served as Managing Director and head of the Depositories Investment Banking Group for Wells Fargo Securities from 2012 to October 2015. In that role he executed capital raising, financial advisory and structured finance transactions for clients in the bank, specialty finance, and asset management sectors. Mr. Blinde will bring significant funding, capital management, liquidity management, risk management, financial performance management and strategic planning expertise to the board of directors.

Michael J. Loughlin (age 62) has served as President and Chief Executive Officer of the Company since March 2014 and as a director since July 2014. He has been Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. Previously, he served as Executive Vice President and Chief Risk Officer from November 2010 to July 2011, and Executive Vice President and Chief Credit and Risk Officer from April 2006 to November 2010. As Chief Risk Officer of Wells Fargo, Mr. Loughlin provides oversight for, among other things, Wells Fargo’s risk management activities, including credit risk, operational risk, and market risk. Mr. Loughlin brings significant financial institution, risk management, credit risk, mortgage lending, and real estate lending expertise to the board of directors.

John F. Luikart (age 68) has been president of Bethany Advisors LLC, San Francisco, California, a privately-owned consulting business, since February 2007. He has also served on the board of directors of the Federal Home Loan Bank of San Francisco, a cooperative wholesale bank since 2007 and currently serves as Chairman, a role he also filled from 2012 through 2015. Mr. Luikart is also currently a trustee of four asbestos trusts, having begun his work in this area in 2004. Previously, he was Chairman of Wedbush Securities Inc., Los Angeles, California, an investment firm, from 2006 to 2010; President and Chief Operating Officer of Tucker Anthony Sutro, a brokerage and investment firm, from 2001 to 2002; and Chairman and Chief Executive Officer of Sutro & Co., a brokerage and investment firm, from 1996 to 2002. With his long career in the financial services industry, Mr. Luikart brings significant leadership and executive management experience to the board of directors, including extensive governance and strategic knowledge, as well as financial and investment expertise. Mr. Luikart has served as a director of the Company since July 2014 and is a member of the Audit Committee.

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

Executive Officers of WFREIC

Michael J. Loughlin (age 62) has been our President and Chief Executive Officer since March 2014 and a Director since
July 2014. Mr. Loughlin has served as Senior Executive Vice President and Chief Risk Officer of Wells Fargo since July 2011. See
“— Directors of WFREIC” in this Report for Mr. Loughlin’s business experience.

John R. Shrewsberry (age 52) has been our Senior Executive Vice President and Chief Financial Officer since May 2014. Mr. Shrewsberry has served as Senior Executive Vice President and Chief Financial Officer of Wells Fargo since May 2014. From 2006 to May 2014, Mr. Shrewsberry was head of Wells Fargo Securities. Mr. Shrewsberry has over 20 years of experience in banking and investing.

On March 1, 2018, the board of directors elected Neal A. Blinde to the Company’s board and to serve as the Company’s Chief Executive Officer, effective March 12, 2018. See “- Directors of WFREIC” in this Report for Mr. Blinde’s business experience.

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

To our knowledge, based solely on a review of copies of the reports that we received and written representations from the individuals required to file the reports, during the year ended December 31, 2017, all Section 16(a) reports applicable to directors and executive officers were filed on a timely basis, except as described below.

Two required Form 4 reports were not filed on a timely basis to report purchases of Series A preferred stock made as the result of automatic dividend reinvestments on behalf of George L. Ball, a director. The reports were promptly filed after becoming aware of the transactions and the need to report them.

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

Executive Compensation

Currently, we do not directly pay or award any compensation in any form to our executive officers. In 2017, our executive officers, John Shrewsberry and Michael J. Loughlin, were employed and compensated by Wells Fargo in connection with their duties, including serving as officers of WFREIC. We have no current plans to directly compensate our executive officers.

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

Director Compensation Table

The following table sets forth with respect to each person who served as a director of the Company in 2017: (i) their name (column (a)); (ii) the aggregate dollar amount of all fees earned or paid in cash for services as a director (column (b)); and (iii) the dollar value of total compensation for the covered fiscal year (column (c)).

2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total Compensation in 2017 ($)
(a)	(b)	(c)
George L. Ball	$75,000	75,000
Gary K. Bettin	75,000	75,000
Michael J. Loughlin	—	—
John F. Luikart	75,000	75,000

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. None of our executive officers or employees is currently compensated by us.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth the number of shares and percentage of ownership beneficially owned of our Series A preferred stock by our directors and executive officers as of February 28, 2018. None of the directors or executive officers own any shares of any other class of our equity securities.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class
George L. Ball	9,280.713	*
Gary K. Bettin	—	—
Michael J. Loughlin	—	—
John F. Luikart	—	—
John R. Shrewsberry	—	—
Directors and executive officers as a group	9,280.713	*
*Less than 1%.
The following table sets forth the number of shares and percentage of ownership beneficially owned by all persons known by us to own more than five percent of the shares of our common stock. Holders of our Series A and Series B preferred stock do not have voting rights (except in the limited circumstances) and therefore are not included in the table below.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percentage of Class

Omniplus Capital Corporation 45 Fremont Street, 29th Floor San Francisco, CA, 94105-2204	21,892,162	64.3%
Wells Fargo Insurance RE, Inc. c/o Aon Insurance Managers (USA) Inc., 76 St. Paul Street, Suite 500 Burlington, VT 05401-4477	12,165,866	35.7
In addition to the foregoing, as of December 31, 2017, Omniplus Capital Corporation owned 81.9% of our Series B preferred stock. We do not have any equity compensation plans.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Certain Relationships and Related Party Transactions

One of our current directors is also an executive officer of Wells Fargo. Our current executive officers are also executive officers of Wells Fargo and the Bank. In addition, some of our directors and executive officers are customers of Wells Fargo’s affiliated financial and lending institutions and have transactions with such affiliates in the ordinary course of business. Transactions with directors and executive officers have been on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with third parties and do not involve more than the normal risk of collectability or present other unfavorable features. We may hold a participation interest in some of these loans.
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
We acquire and sell loans from and to the Bank. The loan acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums. The net accretion of adjustments on loans is reported within interest income. Gains or losses on sales of loans are included within noninterest income. Losses on sales of loans to the Bank were $844 thousand in 2017. We sell foreclosed assets back to the Bank from time to time at estimated fair value generally with no gain or loss recognized upon the transfer of such assets (as the assets are written down to the fair value of the underlying collateral before being sold). In 2017, all of our loan acquisitions and sales were with the Bank. In 2017, we acquired $9.2 billion of consumer loans from the Bank at their estimated fair value.
We may pledge our loan assets in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Bank of Des Moines or the discount window of the Federal Reserve Bank of San Francisco. In exchange for the pledge of our loan assets, the Bank pays us a fee. Such fee is an amount we believe represents an arrangement that is not inconsistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. At December 31, 2017, the fee was equal to an annual rate of 15 basis points (0.15%) as applied to the unpaid principal balance of pledged loans on a monthly basis. Prior to November 2017, the fee was equal to an annual rate of 34 basis points (0.34%). We earned $55.3 million in pledge fees in 2017. Although we currently believe that this arrangement is not inconsistent with market terms, we cannot provide assurance that this is and/or will be the case in the future to the extent such fees are renegotiated. Any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors.

The Bank currently administers our day-to-day activities and services substantially all of the loans in our portfolio under the terms of loan participation and servicing and assignment agreements. These agreements reflect what we believe to be terms consistent with those resulting from arm’s-length negotiations and obligate us to pay the Bank monthly service fees, depending on the loan type, based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. We paid the Bank total servicing fees of $79.5 million in 2017.
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
Management fees were $25.7 million in 2017.
A deposit account with the Bank is our primary cash management vehicle. Our cash management process includes applying operating cash flows to reduce any outstanding balance on our line of credit with the Bank. Operating cash flows are settled through our affiliate accounts receivable/payable process. Upon settlement, cash received is either applied to reduce our line of credit outstanding or retained as a deposit with the Bank. There was no cash balance retained as a deposit with the Bank at December 31, 2017.
We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $5.0 billion at a rate of interest equal to the three-month London Interbank Offered Rate plus 4.4 basis points (0.044%).
At December 31, 2017, we had $3.6 billion outstanding on the revolving line of credit, and we paid $5.1 million to the Bank in interest on the revolving line of credit for the year ended December 31, 2017.
Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions that include net loan paydowns, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

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

KPMG LLP were our auditors for the years ended December 31, 2017 and December 31, 2016.

Set forth below is information relating to the aggregate KPMG fees for professional services rendered to us for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees (1)	$549,000	532,000
Audit-Related	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$549,000	532,000

(1)	Aggregate fees for professional services rendered for the audit of our annual financial statements and for services normally provided in connection with statutory or regulatory filings or engagements.

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
The following financial statements of Wells Fargo Real Estate Investment Corporation at December 31, 2017, are included in this report.
Report of Independent Registered Public Accounting Firm
Statement of Income
Balance Sheet
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
Schedule IV - Mortgage Loans on Real Estate

A list of the exhibits to this Form 10-K is set forth below.

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

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Wells Fargo Real Estate Investment Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wells Fargo Real Estate Investment Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule, Schedule IV - Mortgage Loans on Real Estate (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    KPMG LLP

We have served as the Company’s auditor since 2002.
Des Moines, Iowa
March 2, 2018

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income
	Year ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Interest income	$1,297,859	869,822	675,905
Interest expense	5,050	2,734	1,231
Net interest income	1,292,809	867,088	674,674
Provision (reversal of provision) for credit losses	13,473	29,855	(26,330)
Net interest income after provision for credit losses	1,279,336	837,233	701,004
Noninterest income
Pledge fees	55,333	32,296	4,363
Other (1)	(119)	(2,184)	542
Total noninterest income	55,214	30,112	4,905
Noninterest expense
Loan servicing costs	79,541	50,761	35,704
Management fees	25,717	18,744	11,195
Foreclosed assets	9,616	12,869	11,791
Other	1,009	1,156	1,241
Total noninterest expense	115,883	83,530	59,931
Net income	1,218,667	783,815	645,978
Comprehensive income	1,218,667	783,815	645,978
Dividends on preferred stock	17,588	17,588	17,588
Net income applicable to common stock	$1,201,079	766,227	628,390
Per common share information
Earnings per common share	$35.27	37.75	48.71
Diluted earnings per common share	35.27	37.75	48.71
Dividends declared per common share	35.38	36.52	44.34
Average common shares outstanding	34,058	20,300	12,900
Diluted average common shares outstanding	34,058	20,300	12,900

(1)	Results for 2017 and 2016 reflect losses on sales of loans to Wells Fargo Bank, National Association.
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
	December 31,
(in thousands, except shares)	2017	2016
Assets
Cash and cash equivalents	$—	971,349
Loans	35,865,176	31,309,993
Allowance for loan losses	(129,360)	(123,877)
Net loans	35,735,816	31,186,116
Accounts receivable - affiliates, net	113,755	155,813
Other assets	96,028	85,133
Total assets	$35,945,599	32,398,411
Liabilities
Line of credit with Bank	$3,551,426	—
Other liabilities	3,910	4,227
Total liabilities	3,555,336	4,227
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(160,848)	(156,927)
Total stockholders’ equity	32,390,263	32,394,184
Total liabilities and stockholders’ equity	$35,945,599	32,398,411
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2014 (1)	$110	129	12,550,822	(194,544)	12,356,517
Net income	—	—	—	645,978	645,978
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $44.34 per share	—	—	—	(572,000)	(572,000)
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	783,815	783,815
Common stock issued	—	212	19,999,838	—	20,000,050
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $36.52 per share	—	—	—	(785,000)	(785,000)
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	1,218,667	1,218,667
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $35.38 per share	—	—	—	(1,205,000)	(1,205,000)
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263

(1)
Common stock and additional paid-in capital reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows
	Year ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$1,218,667	783,815	645,978
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(12,978)	(37,372)	(82,988)
Provision (reversal of provision) for credit losses	13,473	29,855	(26,330)
Other operating activities, net	(13,385)	(50,434)	(6,000)
Net cash provided by operating activities	1,205,777	725,864	530,660
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(9,162,579)	(23,339,146)	(3,303,296)
Proceeds from payments and sales	4,656,615	5,215,318	3,031,789
Net cash used by investing activities	(4,505,964)	(18,123,828)	(271,507)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	6,479,703	3,147,386	1,724,934
Repayments of line of credit with Bank	(2,928,277)	(3,975,535)	(1,393,477)
Common stock issued	—	20,000,050	—
Cash dividends paid	(1,222,588)	(802,588)	(590,610)
Net cash provided (used) by financing activities	2,328,838	18,369,313	(259,153)
Net change in cash and cash equivalents	(971,349)	971,349	—
Cash and cash equivalents at beginning of year	971,349	—	—
Cash and cash equivalents at end of year	$—	971,349	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$11,482	13,463	11,075
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

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows. The Update is effective for us in first quarter 2018 with retrospective application. The Update did not have a material impact on our financial statements.

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
Loans acquired in a transfer, including business combinations where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased credit-impaired (PCI) loans. Substantially all of our PCI loans were acquired in the December 31, 2008 acquisition of Wachovia Corporation by Wells Fargo. PCI loans are initially recorded at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses is not carried over. A nonaccretable difference is established for PCI loans to absorb losses expected on those loans at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. PCI loans were less than 1 percent of total loans at December 31, 2017 and 2016.

Nonaccrual and Past Due Loans
We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer loans receive notification of bankruptcy, regardless of their delinquency status.

PCI loans were written down at acquisition to fair value
using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).
When we place a loan on nonaccrual status, we reverse the accrued unpaid interest receivable against interest income and suspend amortization of any net deferred fees. If the ultimate collectability of the recorded loan balance is in doubt on a nonaccrual loan, the cost recovery method is used and cash collected is applied to first reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, we return a loan to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and collectability of remaining principal and interest is no longer doubtful.
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

For consumer loans, we fully charge off or charge down to

net realizable value when deemed uncollectible due to bankruptcy or other factors, or no later than when the loan is 180 days past due.

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

CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans that are not identified as a TDR, we generally determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages. As appropriate and to achieve greater accuracy, we may further stratify selected portfolios by sub-product and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, vintage and maturation, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.
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

Income Taxes
We are taxed as a REIT under relevant sections of the Internal Revenue Code of 1986 (the Code). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing substantially all of its taxable earnings to shareholders, and as long as certain asset, income and stock ownership tests are met. For the tax years ended December 31, 2017, 2016, and 2015, we complied with these provisions and are not subject to federal income tax.
As a REIT, dividends paid on preferred and common shares generally constitute ordinary income to the shareholder. However, distributions paid on common shares in excess of REIT taxable income, computed without regard to the dividends paid deduction, do not qualify as dividend income, and instead constitute a return of capital. In the event we do not continue to qualify as a REIT, earnings and cash provided by operating activities available for distribution to shareholders would be reduced by the amount of any applicable income tax obligation. The preferred and common dividends we pay as a REIT are ordinary investment income not eligible for the dividends received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers, however beginning in 2018 non-corporate shareholders may be able to deduct 20% of the preferred and common dividends as a deduction for qualified business income under the Tax Cuts and Jobs Act enacted December 22, 2017.
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the financial statements at December 31, 2017, 2016, and 2015. We are not subject to federal income tax examinations for tax years prior to 2014 or, with few exceptions, state examinations prior to 2010.
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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2017 and 2016, are not significant.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to December 31, 2017. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to the Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia and Texas. These markets include approximately 54% of our total loan balance at December 31, 2017.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Outstanding balances include a total net addition of $2.4 million and $65.5 million at December 31, 2017 and 2016, respectively, for unamortized premiums and discounts.

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Total commercial	$3,325,939	3,984,881	2,917,733	3,179,665	2,939,715
Consumer:
Real estate 1-4 family first mortgage	31,683,651	26,236,047	8,950,429	8,023,294	8,029,146
Real estate 1-4 family junior lien mortgage	855,586	1,089,065	1,388,018	1,746,318	2,151,480
Total consumer	32,539,237	27,325,112	10,338,447	9,769,612	10,180,626
Total loans	$35,865,176	31,309,993	13,256,180	12,949,277	13,120,341
The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2017			2016
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Year ended December 31,
Loan acquisitions	$—	9,162,579	9,162,579	1,907,228	21,431,918	23,339,146
Loan sales	—	(120,366)	(120,366)	(128)	(421,699)	(421,827)

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

	Year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance, beginning of year	$125,029	121,538	185,174	244,269	65,459
Provision (reversal of provision) for credit losses	13,473	29,855	(26,330)	6,665	18,235
Interest income on certain impaired loans (1)	(5,301)	(5,842)	(4,936)	(3,729)	(1,865)
Loan charge-offs:
Total commercial	(11)	(52)	(532)	(531)	(55)
Consumer:
Real estate 1-4 family first mortgage	(9,672)	(17,470)	(21,345)	(32,162)	(17,644)
Real estate 1-4 family junior lien mortgage	(13,255)	(22,958)	(29,366)	(47,352)	(23,638)
Total consumer	(22,927)	(40,428)	(50,711)	(79,514)	(41,282)
Total loan charge-offs	(22,938)	(40,480)	(51,243)	(80,045)	(41,337)
Loan recoveries:
Total commercial	484	99	823	292	246
Consumer:
Real estate 1-4 family first mortgage	8,166	6,366	4,994	6,709	2,334
Real estate 1-4 family junior lien mortgage	11,748	13,493	13,056	11,013	4,131
Total consumer	19,914	19,859	18,050	17,722	6,465
Total loan recoveries	20,398	19,958	18,873	18,014	6,711
Net loan charge-offs	(2,540)	(20,522)	(32,370)	(62,031)	(34,626)
Allowance related to loan contribution	—	—	—	—	197,066
Balance, end of year	$130,661	125,029	121,538	185,174	244,269
Components:
Allowance for loan losses	$129,360	123,877	120,866	184,437	243,752
Allowance for unfunded credit commitments	1,301	1,152	672	737	517
Allowance for credit losses	$130,661	125,029	121,538	185,174	244,269
Net loan charge-offs as a percentage of average total loans	0.01%	0.10	0.25	0.49	0.62
Allowance for loan losses as a percentage of total loans	0.36	0.40	0.91	1.42	1.86
Allowance for credit losses as a percentage of total loans	0.36	0.40	0.92	1.43	1.86

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Year ended December 31,
(in thousands)	Commercial	Consumer	Total
2017
Balance, beginning of year	$29,644	95,385	125,029
Provision (reversal of provision) for credit losses	(2,032)	15,505	13,473
Interest income on certain impaired loans	—	(5,301)	(5,301)

Loan charge-offs	(11)	(22,927)	(22,938)
Loan recoveries	484	19,914	20,398
Net loan charge-offs (recoveries)	473	(3,013)	(2,540)
Balance, end of year	$28,085	102,576	130,661
2016
Balance, beginning of year	$17,676	103,862	121,538
Provision for credit losses	11,921	17,934	29,855
Interest income on certain impaired loans	—	(5,842)	(5,842)

Loan charge-offs	(52)	(40,428)	(40,480)
Loan recoveries	99	19,859	19,958
Net loan charge-offs (recoveries)	47	(20,569)	(20,522)
Balance, end of year	$29,644	95,385	125,029
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
December 31, 2017
Collectively evaluated (1)	$27,192	46,664	73,856	3,322,947	32,123,483	35,446,430
Individually evaluated (2)	893	55,912	56,805	2,992	406,736	409,728
Purchased credit-impaired (PCI) (3)	—	—	—	—	9,018	9,018
Total	$28,085	102,576	130,661	3,325,939	32,539,237	35,865,176
December 31, 2016
Collectively evaluated (1)	$28,535	21,915	50,450	3,980,501	26,860,682	30,841,183
Individually evaluated (2)	1,109	73,470	74,579	3,236	451,070	454,306
PCI (3)	—	—	—	1,144	13,360	14,504
Total	$29,644	95,385	125,029	3,984,881	27,325,112	31,309,993

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than September 30, 2017.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
December 31, 2017
By risk category:
Pass	$3,316,604
Criticized	9,335
Total commercial loans	$3,325,939
December 31, 2016
By risk category:
Pass	$3,976,801
Criticized	8,080
Total commercial loans	$3,984,881

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
December 31, 2017
By delinquency status:
Current-29 days past due (DPD) and still accruing	$3,320,666
30-89 DPD and still accruing	1,977
90+ DPD and still accruing	990
Nonaccrual loans	2,306
Total commercial loans	$3,325,939
December 31, 2016
By delinquency status:
Current-29 DPD and still accruing	$3,981,306
30-89 DPD and still accruing	—
90+ DPD and still accruing	975
Nonaccrual loans	2,600
Total commercial loans	$3,984,881

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2017
By delinquency status:
Current-29 DPD	$31,529,774	819,000	32,348,774
30-59 DPD	63,591	13,663	77,254
60-89 DPD	20,770	6,245	27,015
90-119 DPD	15,384	5,462	20,846
120-179 DPD	9,235	3,648	12,883
180+ DPD	50,323	10,917	61,240
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237
December 31, 2016
By delinquency status:
Current-29 DPD	$26,083,077	1,046,385	27,129,462
30-59 DPD	50,197	14,254	64,451
60-89 DPD	23,740	8,216	31,956
90-119 DPD	9,962	5,493	15,455
120-179 DPD	9,945	3,971	13,916
180+ DPD	66,606	14,168	80,774
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

The following table provides a breakdown of our consumer portfolio by FICO. The December 31, 2017 FICO scores for real estate 1-4 family first and junior lien mortgages reflect a new FICO score version we adopted in first quarter 2017 to monitor and manage those portfolios. In general the impact for us is a shift to higher scores, particularly to the 800+ level, as the new

FICO score version utilizes a more refined approach that better distinguishes borrower credit risk. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2017 (1)
By FICO:
< 600	$179,829	74,644	254,473
600-639	138,782	50,676	189,458
640-679	307,999	88,948	396,947
680-719	988,162	150,180	1,138,342
720-759	2,556,013	159,309	2,715,322
760-799	5,957,929	126,785	6,084,714
800+	21,359,614	191,851	21,551,465
No FICO available	200,749	16,542	217,291
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237
December 31, 2016
By FICO:
< 600	$227,775	114,855	342,630
600-639	183,318	76,631	259,949
640-679	490,005	132,398	622,403
680-719	1,283,767	198,166	1,481,933
720-759	3,668,121	213,787	3,881,908
760-799	12,926,891	229,558	13,156,449
800+	7,328,038	113,112	7,441,150
No FICO available	135,612	13,980	149,592
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	December 31, 2017 amounts reflect updated FICO score version implemented in first quarter 2017.

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
December 31, 2017
By LTV/CLTV:
0-60%	$17,500,078	307,358	17,807,436
60.01-80%	12,827,337	240,888	13,068,225
80.01-100%	1,153,304	196,456	1,349,760
100.01-120% (1)	129,637	80,636	210,273
> 120% (1)	64,239	32,224	96,463
No LTV/CLTV available	14,482	1,373	15,855
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237
December 31, 2016
By LTV/CLTV:
0-60%	$12,639,979	347,932	12,987,911
60.01-80%	11,995,186	297,037	12,292,223
80.01-100%	1,362,748	271,230	1,633,978
100.01-120% (1)	155,553	124,467	280,020
> 120% (1)	69,990	50,226	120,216
No LTV/CLTV available	20,071	1,595	21,666
Remaining PCI accounting adjustments	(7,480)	(3,422)	(10,902)
Total consumer loans	$26,236,047	1,089,065	27,325,112

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield, independent of performance in accordance with their contractual terms.

	December 31,
(in thousands)	2017	2016
Total commercial	$2,306	2,600
Consumer:
Real estate 1-4 family first mortgage	150,381	165,117
Real estate 1-4 family junior lien mortgage	44,703	48,806
Total consumer	195,084	213,923
Total nonaccrual loans (excluding PCI)	$197,390	216,523
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $41.7 million and $53.1 million at December 31, 2017 and 2016, respectively, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $699 thousand at December 31, 2017, and $2.3 million at December 31, 2016, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

	December 31,
(in thousands)	2017	2016
Total commercial	$990	—
Consumer:
Real estate 1-4 family first mortgage	9,001	4,962
Real estate 1-4 family junior lien mortgage	2,914	2,545
Total consumer	11,915	7,507
Total past due (excluding PCI)	$12,905	7,507

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $7.5 million at December 31, 2017, and $11.8 million at December 31, 2016.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
December 31, 2017
Total commercial	$3,714	2,992	2,992	893
Consumer:
Real estate 1-4 family first mortgage	377,877	315,529	215,109	37,090
Real estate 1-4 family junior lien mortgage	100,228	91,207	73,261	18,822
Total consumer	478,105	406,736	288,370	55,912
Total impaired loans (excluding PCI)	$481,819	409,728	291,362	56,805
December 31, 2016
Total commercial	$3,940	3,236	3,236	1,109
Consumer:
Real estate 1-4 family first mortgage	419,497	349,627	247,525	49,486
Real estate 1-4 family junior lien mortgage	111,967	101,443	83,887	23,984
Total consumer	531,464	451,070	331,412	73,470
Total impaired loans (excluding PCI)	$535,404	454,306	334,648	74,579

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Year ended December 31,
	2017		2016		2015
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$3,683	171	3,699	72	7,156	1,093
Consumer:
Real estate 1-4 family first mortgage	333,177	21,010	367,660	22,571	390,866	23,030
Real estate 1-4 family junior lien mortgage	95,852	8,174	109,780	9,092	120,896	9,600
Total consumer	429,029	29,184	477,440	31,663	511,762	32,630
Total impaired loans	$432,712	29,355	481,139	31,735	518,918	33,723
Interest income:
Cash basis of accounting		$8,274		9,739		11,282
Other (1)		21,081		21,996		22,441
Total interest income		$29,355		31,735		33,723

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $409.7 million and $454.3 million at December 31, 2017 and 2016, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Year ended December 31, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	11,309	5,481	10,652	27,442	630	3.58	13,078
Real estate 1-4 family junior lien mortgage	1,415	3,015	4,241	8,671	724	4.46	3,561
Trial modifications (6)	—	—	(1,242)	(1,242)	—	—	—
Total consumer	12,724	8,496	13,651	34,871	1,354	3.76	16,639
Total	$12,724	8,496	13,651	34,871	1,354	3.76%	$16,639
Year ended December 31, 2016
Total commercial	$—	—	3,954	3,954	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	7,461	10,263	15,716	33,440	1,700	3.45	15,957
Real estate 1-4 family junior lien mortgage	994	4,836	3,713	9,543	1,625	3.95	5,624
Trial modifications (6)	—	—	(1,563)	(1,563)	—	—	—
Total consumer	8,455	15,099	17,866	41,420	3,325	3.58	21,581
Total	$8,455	15,099	21,820	45,374	3,325	3.58%	$21,581
Year ended December 31, 2015
Total commercial	$—	—	4,021	4,021	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	10,707	19,157	17,975	47,839	2,155	3.53	27,879
Real estate 1-4 family junior lien mortgage	1,758	5,750	4,673	12,181	1,939	4.61	7,095
Trial modifications (6)	—	—	4,009	4,009	—	—	—
Total consumer	12,465	24,907	26,657	64,029	4,094	3.75	34,974
Total	$12,465	24,907	30,678	68,050	4,094	3.75%	$34,974

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $8.5 million, $8.8 million, and $16.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $1.0 million, $1.2 million and $2.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	Recorded investment of defaults
	Year ended December 31,
(in thousands)	2017	2016	2015
Total commercial	$—	807	—
Consumer:
Real estate 1-4 family first mortgage	4,441	3,435	4,971
Real estate 1-4 family junior lien mortgage	816	1,230	1,268
Total consumer	5,257	4,665	6,239
Total	$5,257	5,472	6,239

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

	Dec 31,	Dec 31,
(in thousands)	2017	2016
Commercial:
Lines of credit	$488,158	417,282
Standby letters of credit	19,680	20,731
Total commercial loan commitments (1)	$507,838	438,013

(1)	The estimated fair value of commitments to extend credit at December 31, 2017 and 2016, was $1.3 million and $1.2 million, respectively.

As part of the loan participation and servicing and assignment agreements with the Bank, the Company provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. We were not required to make payments under the indemnification clauses in 2017 or 2016. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, we are not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the balance sheet at December 31, 2017 and 2016, related to these indemnifications.
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

Loans We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for disclosing estimated fair values. However, from time to time, we record nonrecurring fair value adjustments to loans to primarily reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral. As of December 31, 2017 and 2016, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets.
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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,735,816	—	—	36,407,260	36,407,260

Financial liabilities
Line of credit with Bank (1)	3,551,426	—	—	3,551,426	3,551,426
December 31, 2016
Financial assets
Cash and cash equivalents (1)	$971,349	971,349	—	—	971,349
Loans, net (2)	31,186,116	—	—	31,732,422	31,732,422

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.
Loan commitments and letters of credit are not included in the table above. See Note 3 (Commitments, Guarantees and Other Matters) for more information about these instruments.

Note 5: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

December 31, 2017 and 2016
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
The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At December 31, 2017, the dividend coverage ratio was 6,929%.
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

	Year ended December 31,
(in thousands)	2017	2016	2015
Income statement data
Interest income:
Net accretion of adjustments on loans	$12,978	37,372	82,988
Interest on deposits	9,443	4,595	304
Total interest income	22,421	41,967	83,292
Pledge fees	55,333	32,296	4,363
Interest expense	5,050	2,734	1,231
Loan servicing costs	79,541	50,754	35,671
Management fees	25,717	18,744	11,195

	December 31,
(in thousands)	2017	2016
Balance sheet related data
Cash and cash equivalents	$—	971,349
Loan acquisitions	9,162,579	23,339,146
Proceeds from common stock issuance	—	20,000,050
Loan sales (book value)	(121,210)	(424,556)
Pledged loans (carrying value) (1)	24,323,830	20,239,773
Foreclosed asset sales	(11,495)	(10,915)
Line of credit with Bank	3,551,426	—
Accounts receivable - affiliates, net	113,755	155,813
(1)     The fair value of pledged loans was approximately $24.8 billion and $20.4 billion at December 31, 2017 and 2016, respectively.
Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income. Losses on sales of loans to the Bank were $844 thousand in 2017, compared with $2.7 million in 2016. There were no gains or losses on sales of loans to the Bank in 2015.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At December 31, 2017, the fee was equal to an annual rate of 15 basis points (0.15%) as applied to the unpaid principal balance of pledged loans on a monthly basis. Prior to November 2017, the fee was equal to an annual rate of 34 basis points (0.34%). Prior to December 2016, the fee was equal to an annual rate of 28 basis points (0.28%). Such fee may be renegotiated by us and the Bank from time to time.

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

Line of Credit We have a revolving line of credit with the Bank. Effective October 2017, our line of credit was increased from $2.2 billion to $5.0 billion and the rate of interest has changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate plus 4.4 basis points (0.044%).

Accounts Receivable - Affiliates, Net Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions which include net loan paydowns, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

Wells Fargo Real Estate Investment Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2017
Mortgage Loans on Real Estate (1)
(dollars in thousands)	Number of loans	Weighted average interest rate	Weighted average maturity in years	Recorded investment in loans(2)	Past due amounts(3)
Commercial secured by real estate:
Original balances less than $1,000	133	4.76%	6.6	$12,460	416
Original balances $1,000 - $10,000	354	3.41	3.8	978,470	4,857
Original balances over $10,000	38	3.22	4.1	509,319	—
Lines of credit	482	3.51	2.5	1,805,164	—
Total commercial secured by real estate	1,007	3.44	3.2	3,305,413	5,273
Real estate 1-4 family first mortgage:
Original balances less than $500	39,646	4.46	22.9	5,985,258	103,047
Original balances $500 - $1,000	30,728	3.79	25.6	19,005,116	36,479
Original balances over $1,000	5,558	3.66	25.6	6,693,277	19,777
Total real estate 1-4 family first mortgage	75,932	3.89	25.1	31,683,651	159,303
Real estate 1-4 family junior lien mortgage:
Original balances less than $500	22,262	7.06	15.4	835,602	38,250
Original balances $500 - $1,000	40	5.92	17.1	16,119	1,685
Original balances over $1,000	6	5.01	16.9	3,865	—
Total real estate 1-4 family junior lien mortgage	22,308	7.03	15.4	855,586	39,935
Total mortgage loans	99,247	3.92	22.8	$35,844,650	204,511

(1)
Wells Fargo Real Estate Investment Corporation's mortgage portfolio consists of "Commercial secured by real estate," "Real estate 1-4 family first mortgage," and "Real estate 1-4 junior lien mortgage." None of our loans individually exceeds three percent of the total recorded investment in loans.

(2)
Recorded investment is net of charge-downs. Aggregate recorded investment of loans as of December 31, 2017, for Federal income tax purposes is $35.8 billion. Recorded investment includes net related party premium of $2.4 million.

(3)
Amounts greater than 30 days past due. All loans were acquired from related parties. Commercial secured by real estate amounts include nonaccrual loans. Consumer loan amounts do not include remaining purchased credit-impaired accounting adjustments.

Recorded Investment (1)
(in thousands)	2017	2016	2015
Balance, beginning of period	$31,298,770	13,209,468	12,890,718
Acquisitions	9,141,115	23,284,180	3,296,499
Net accretion of adjustments on loans	7,633	31,546	78,108
Loan balance increases	9,148,748	23,315,726	3,374,607
Principal payments and sales	(4,568,448)	(5,172,481)	(2,993,539)
Charge-offs	(22,938)	(40,480)	(51,243)
Transfers from loans to foreclosed assets	(11,482)	(13,463)	(11,075)
Loan balance decreases	(4,602,868)	(5,226,424)	(3,055,857)
Balance, end of period	$35,844,650	31,298,770	13,209,468

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
Date: March 2, 2018
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

Date: March 2, 2018