Form 10-Q
period 2018-03-31
Wells Fargo Real Estate Investment Corp.
filed 2018-05-07
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2018, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			March 31, 2018 from
($ in thousands, except per share data)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2017	Dec 31, 2017	Mar 31, 2017
For the period
Net income	$319,032	314,930	288,097	1%	11
Net income applicable to common stock	314,635	310,533	283,700	1	11
Diluted earnings per common share	9.24	9.12	8.33	1	11
Profitability ratios
Return on average assets	3.64%	3.66	3.59	(1)	1
Return on average stockholders’ equity	3.98	3.85	3.60	3	11
Average stockholders’ equity to average assets	91.49	95.09	99.68	(4)	(8)
Common dividend payout ratio (1)	103.25	99.78	102.16	3	1
Dividend coverage ratio (2)	7,105	6,929	5,270	3	35
Total revenue	343,520	343,962	324,398	—	6
Average loans	35,326,570	33,637,296	30,730,460	5	15
Average assets	35,569,258	34,112,627	32,547,955	4	9
Net interest margin	3.83%	3.92	3.86	(2)	(1)
Net loan charge-offs (recoveries)	$(506)	(2,791)	4,437	NM	NM
As a percentage of average total loans (annualized)	(0.01)%	(0.03)	0.06	NM	NM
At period end
Loans	$34,824,594	35,865,176	30,277,151	(3)	15
Allowance for loan losses	122,863	129,360	126,301	(5)	(3)
As a percentage of total loans	0.35%	0.36	0.42	(3)	(17)
Assets	$34,898,519	35,945,599	32,391,113	(3)	8
Total stockholders’ equity	32,379,898	32,390,263	32,387,884	—	—
Total nonaccrual loans and foreclosed assets	199,449	199,767	211,885	—	(6)
As a percentage of total loans	0.57%	0.56	0.70	2	(19)
Loans 90 days or more past due and still accruing (3)	$8,272	12,905	9,926	(36)	(17)
NM - Not meaningful

(1)	Dividends declared per common share as a percentage of earnings per common share.

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

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017 ( 2017 Form 10-K).

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
As of March 31, 2018, we had $34.9 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
REIT Tax Status
For the tax year ended December 31, 2017, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT.
In the event we do not continue to qualify as a REIT, earnings and cash provided by operating activities available for distribution to shareholders would be reduced by the amount of any applicable income tax obligation. Given the level of earning assets, we currently expect there would be sufficient earnings and ample cash to pay preferred dividends. The preferred and common dividends we pay as a REIT are ordinary investment income not eligible for the dividends-received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers, however non-corporate shareholders may be able to deduct 20% of the preferred and common dividends as a deduction for qualified business income under the Tax Cuts and Jobs Act. If we were not a REIT, preferred and common dividends we pay generally would qualify for the dividends received deduction for corporate shareholders and the favorable qualified dividend tax rate applicable to non-corporate taxpayers.

Financial Performance
We earned net income and net income applicable to common stock of $319.0 million and $314.6 million, respectively, in first quarter 2018, or $9.24 diluted earnings per common share, compared with $288.1 million and $283.7 million, respectively, in first quarter 2017, or $8.33 diluted earnings per common share. The increase in net income in first quarter 2018 was attributable to higher net interest income resulting from a larger average interest-earning asset base as well as an increase in yield, partially offset by an increase in interest expense.
Loans
Total loans were $34.8 billion at March 31, 2018, compared with $35.9 billion at December 31, 2017. Net loans represented 99% of assets at both March 31, 2018 and December 31, 2017.
Credit quality, as measured by net charge-offs, nonaccruals and delinquencies, reflected the continued improvement of the housing market. Net recoveries were $506 thousand in first quarter, compared with net charge-offs of $4.4 million in first quarter 2017. Nonaccrual loans were $197.2 million at March 31, 2018, compared with $197.4 million at December 31, 2017. Loans 90 days or more past due and still accruing were $8.3 million at March 31, 2018, compared with $12.9 million at December 31, 2017. Delinquencies remain a small percentage of our loan balances.
First quarter 2018 reversal of provision for credit losses was $5.9 million, compared with a provision for credit losses of $8.1 million a year ago. The lower level of provision in first quarter compared with a year ago reflected an improvement in our outlook for 2017 hurricane-related losses as well as strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million in first quarter of both 2018 and 2017. Dividends declared to holders of our Series B preferred stock totaled $14 thousand in the first quarter of both 2018 and 2017.
Dividends declared to the holders of our common stock totaled $325.0 million in first quarter 2018 compared with $290.0 million in first quarter 2017. The increase in dividends declared to the holders of our common stock in the first quarter

2018 was attributable to increased REIT taxable income for federal income tax purposes before dividends paid deduction.

Earnings Performance

Net Income
We earned net income of $319.0 million and $288.1 million in first quarter 2018 and 2017, respectively. The increase in net income in first quarter 2018 was attributable to higher net interest income resulting from a larger average interest-earning asset base as well as an increase in yield, partially offset by an increase in interest expense.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $337.3 million in first quarter 2018, compared with $310.6 million a year ago. The increase in first quarter was attributable to a larger interest-earning asset base as well as an increase in yield, partially offset by an increase in interest expense.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.83% in first quarter 2018 compared with 3.86% for the same period a year ago. The decrease in net interest margin for first quarter 2018 was due to the increase in interest expense, a result of an increase in average balance of interest-bearing liabilities, partially offset by an increase in yield on interest-earning assets. Interest income in first quarter 2018 included net accretion of adjustments on loans of $4.3 million compared with $3.9 million a year ago. Loan paydowns and payoffs annualized represented 11.7% of average loan balances during first quarter 2018 compared with 13.1% a year ago. The lower paydown and payoff rate in first quarter 2018 was generally attributable to higher mortgage rates compared with a year ago.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Average borrowings for first quarter 2018 were $3.0 billion at a weighted average interest rate of 1.93%. We did not borrow on the line of credit during first quarter 2017. Effective October 2017, the rate of interest on the line of credit was changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%).
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended March 31,
			2018			2017
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,233,806	30,202	3.79%	$3,872,236	28,054	2.94%
Real estate 1-4 family mortgage loans	32,092,764	321,462	4.01	26,858,224	279,781	4.18
Interest-bearing deposits and other interest-earning assets	—	—	—	1,559,692	2,780	0.72
Total interest-earning assets	$35,326,570	351,664	3.99	$32,290,152	310,615	3.86
Funding sources
Line of credit with Bank	$3,021,064	14,402	1.93	$—	—	—
Total interest-bearing liabilities	$3,021,064	14,402	1.93	$—	—	—
Net interest margin and net interest income		$337,262	3.83%		$310,615	3.86%
Provision for Credit Losses
First quarter 2018 reversal of provision for credit losses was $5.9 million, compared with a provision for credit losses of $8.1 million a year ago. The lower level of provision in first quarter 2018 compared with a year ago reflected improvement in our outlook for 2017 hurricane-related losses as well as strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in first quarter 2018 was $6.3 million, compared with $13.8 million a year ago. In first quarter 2018 and 2017, noninterest income predominantly consisted of loan pledge fees.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We earned $6.0 million in pledge fees during first quarter 2018 compared with $13.6 million a year ago. The decrease in first quarter 2018 was attributable to a lower pledge fee rate and lower average balance pledged. See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense in first quarter 2018 was $30.3 million, compared with $28.2 million a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in first quarter 2018 were $21.9 million, compared with $18.8 million in first quarter 2017. The increase in first quarter 2018 was attributable to a higher average loan balance.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $6.3 million in first quarter 2018 compared with $6.9 million in first quarter 2017.
Foreclosed assets expense was $2.1 million in first quarter 2018 compared with $2.4 million in first quarter 2017. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $34.9 billion at March 31, 2018, and$35.9 billion at December 31, 2017.
Loans
Loans were $34.8 billion at March 31, 2018, and $35.9 billion at December 31, 2017. We did not acquire loans in first quarter 2018 or 2017. At both March 31, 2018 and December 31, 2017, consumer loans represented 91% of loans, respectively, and commercial loans represented the remaining balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $6.5 million to $122.9 million at March 31, 2018, from $129.4 million at December 31, 2017, reflected improvement in our outlook for 2017 hurricane-related losses as well as strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market.
At March 31, 2018, the allowance for loan losses included $97.0 million for consumer loans and $25.8 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $5.0 billion line of credit with the Bank to finance loan acquisitions. At March 31, 2018 and December 31, 2017, we had $2.5 billion and $3.6 billion outstanding, respectively.

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
For further information on the differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income, see the “Balance Sheet Analysis” section in our 2017 Form 10-K.

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the audit committee of the board of directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework. For more information about how we manage these risks, see the “Risk Management” section in our 2017 Form 10-K. The discussion that follows provides an update regarding these risks.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Total commercial	$3,128,427	3,325,939	3.0	3.2
Consumer:
Real estate 1-4 family first mortgage	30,887,109	31,683,651	24.9	25.1
Real estate 1-4 family junior lien mortgage	809,058	855,586	15.3	15.4
Total consumer	31,696,167	32,539,237	24.6	24.8
Total loans	$34,824,594	35,865,176	22.7	22.8
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	March 31, 2018
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,460,217	8,607,841	9,138	10,077,196	29%
New York	14,352	3,222,025	49,176	3,285,553	9
Washington	152,063	2,107,615	1,025	2,260,703	6
Virginia	66,059	1,781,494	82,895	1,930,448	6
Texas	74,840	1,252,998	11,639	1,339,477	4
All other states	1,360,896	13,915,136	655,185	15,931,217	46
Total loans	$3,128,427	30,887,109	809,058	34,824,594	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at March 31, 2018. We believe the C&I loan portfolio was appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. All of the loans in our C&I portfolio were unsecured at March 31, 2018.

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

Table 4: CSRE Loans by State and Property Type

	March 31, 2018
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,460,217	47%
Florida	279,014	9
Utah	196,948	6
Washington	152,063	5
Oregon	149,569	5
All other states	871,828	28
Total loans	$3,109,639	100%
By property type:
Office buildings	$775,226	25%
Shopping centers	617,520	20
5+ multifamily residences	454,247	15
Warehouses	400,864	13
Retail establishments (restaurants, stores)	365,561	12
Mini-storage	147,077	5
Motels/hotels	113,382	4
Commercial/industrial (non-residential)	93,307	3
Manufacturing plants	66,079	2
Research and development	52,110	1
Other	24,266	—
Total loans	$3,109,639	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related loan-to-value (LTV) ratio for real estate 1-4 family first mortgage and combined loan-to-value (CLTV) ratio for real estate 1-4 family junior lien mortgage loans are presented in combination in Table 5. CLTV means the ratio of the total loan balance of first and junior mortgages to property collateral value. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our underwriting and periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. Additional information about AVMs and our policy for their use can be found in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans” section in our 2017 Form 10-K.
We continue to modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans” section in our 2017 Form 10-K.
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in first quarter 2018, as measured through net charge-offs and nonaccrual loans.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	March 31, 2018
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio (1)
California	$8,616,979	47%
New York	3,271,201	59
Washington	2,108,640	54
Virginia	1,864,389	64
Texas	1,264,637	58
All other states	14,570,321	61
Total loans	$31,696,167	57

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (recoveries) (annualized) as a percentage of average loans improved to (0.01)% in first quarter 2018, compared with 0.04% for the same period a year ago. Nonaccrual loans were

$152.5 million at March 31, 2018, compared with $150.4 million at December 31, 2017.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
California	$8,607,663	8,852,383	0.10%	0.15	—	—	—	—	—
New York	3,221,504	3,268,458	0.47	0.45	—	0.02	0.01	0.01	0.07
Washington	2,107,615	2,149,416	0.03	0.03	(0.01)	—	(0.01)	(0.01)	0.01
Virginia	1,780,502	1,818,445	0.44	0.51	(0.02)	0.01	0.02	(0.01)	0.04
Texas	1,252,963	1,289,611	0.33	0.44	0.02	(0.01)	0.01	(0.02)	—
All other states	13,908,898	14,296,320	0.84	0.90	(0.03)	0.01	—	0.01	0.07
Total	30,879,145	31,674,633	0.50	0.54	(0.01)	0.01	—	—	0.04
PCI	7,964	9,018
Total first mortgages	$30,887,109	31,683,651

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans improved to 0.29% in the first quarter 2018 compared with 0.76% for the same period a year ago. Nonaccrual loans were $42.2 million at March 31, 2018, compared with $44.7 million at December 31, 2017.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
New Jersey	$174,148	183,405	5.70%	5.42	0.73	(0.18)	1.06	0.58	2.20
Pennsylvania	126,993	133,313	4.98	5.29	(0.67)	0.21	0.86	0.02	1.27
Florida	106,391	112,437	2.74	2.65	(1.31)	(0.51)	(0.56)	(1.59)	0.53
Virginia	82,895	88,017	4.85	5.22	2.59	(0.86)	1.26	(0.10)	0.22
Georgia	56,656	60,259	3.00	2.70	(0.78)	(1.41)	(1.96)	0.47	(0.16)
All other states	261,975	278,155	5.80	4.73	0.63	(0.55)	0.38	(0.36)	0.07
Total	809,058	855,586	4.95	4.60	0.29	(0.44)	0.40	(0.18)	0.76
PCI	—	—
Total junior lien mortgages	$809,058	855,586

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate loans receive notification of bankruptcy, regardless of their delinquency status.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Nonaccrual loans:
Total commercial	$2,519	2,306	3,325	3,144	3,473
Consumer:
Real estate 1-4 family first mortgage	152,510	150,381	152,861	157,092	159,444
Real estate 1-4 family junior lien mortgage	42,161	44,703	42,237	43,378	46,065
Total consumer	194,671	195,084	195,098	200,470	205,509
Total nonaccrual loans (1)	197,190	197,390	198,423	203,614	208,982
Foreclosed assets	2,259	2,377	2,473	1,714	2,903
Total nonperforming assets	$199,449	199,767	200,896	205,328	211,885
As a percentage of total loans	0.57%	0.56	0.61	0.61	0.70

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $199.4 million (0.57% of total loans) at March 31, 2018, and included $197.2 million of nonaccrual loans. Total NPAs were $199.8 million (0.56% of total loans) at December 31, 2017, and included $197.4 million of nonaccrual loans.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Commercial:
Balance, beginning of period	$2,306	3,325	3,144	3,473	2,600
Inflows	252	140	214	—	978
Outflows	(39)	(1,159)	(33)	(329)	(105)
Balance, end of period	2,519	2,306	3,325	3,144	3,473
Consumer:
Balance, beginning of period	195,084	195,098	200,470	205,509	213,923
Inflows	32,155	36,586	31,201	31,587	33,360
Outflows:
Returned to accruing	(15,190)	(18,388)	(17,063)	(15,350)	(20,152)
Foreclosures	(4,899)	(2,596)	(2,286)	(3,104)	(3,018)
Charge-offs	(3,396)	(4,680)	(3,508)	(4,366)	(7,424)
Payment, sales and other	(9,083)	(10,936)	(13,716)	(13,806)	(11,180)
Total outflows	(32,568)	(36,600)	(36,573)	(36,626)	(41,774)
Balance, end of period	194,671	195,084	195,098	200,470	205,509
Total nonaccrual loans	$197,190	197,390	198,423	203,614	208,982

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $55.9 million and $56.8 million at March 31, 2018 and December 31, 2017, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
For more information on our nonaccrual policies when a restructuring is involved, see the “Risk Management - Credit Risk Management - Troubled Debt Restructurings (TDRs)” section of our 2017 Form 10-K.
Table 11 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.
Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Total commercial TDRs	$3,152	2,992	3,035	3,078	3,147
Consumer:
Real estate 1-4 family first mortgage	305,212	309,678	316,831	326,413	335,037
Real estate 1-4 family junior lien mortgage	86,659	89,560	91,534	92,812	96,260
Trial modifications	5,557	7,498	8,799	10,165	9,759
Total consumer TDRs	397,428	406,736	417,164	429,390	441,056
Total TDRs	$400,580	409,728	420,199	432,468	444,203
TDRs on nonaccrual status	$118,659	116,885	119,122	124,444	128,807
TDRs on accrual status	281,921	292,843	301,077	308,024	315,396
Total TDRs	$400,580	409,728	420,199	432,468	444,203
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Commercial:
Balance, beginning of period	$2,992	3,035	3,078	3,147	3,236
Inflows (1)	203	—	—	—	—
Outflows (2)	(43)	(43)	(43)	(69)	(89)
Balance, end of period	3,152	2,992	3,035	3,078	3,147
Consumer:
Balance, beginning of period	406,736	417,164	429,390	441,056	451,070
Inflows (1)	7,520	6,187	5,539	6,560	9,706
Outflows:
Charge-offs	(380)	(269)	(995)	(1,653)	(1,162)
Foreclosures	(825)	(640)	(657)	(376)	(1,067)
Payments, sales and other (2)	(13,682)	(14,405)	(14,747)	(16,603)	(15,455)
Net change in trial modifications (3)	(1,941)	(1,301)	(1,366)	406	(2,036)
Balance, end of period	397,428	406,736	417,164	429,390	441,056
Total TDRs	$400,580	409,728	420,199	432,468	444,203

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended March 31,2018 and December 31, September 30, June 30 and March 31, 2017, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Loans 90 days or more past due and still accruing were less than 1% of loans at both March 31, 2018 and December 31, 2017.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Total commercial	$2,854	990	991	—	—
Consumer:
Real estate 1-4 family first mortgage	3,999	9,001	3,685	4,495	9,051
Real estate 1-4 family junior lien mortgage	1,419	2,914	1,498	1,746	875
Total consumer	5,418	11,915	5,183	6,241	9,926
Total	$8,272	12,905	6,174	6,241	9,926

(1)
PCI loans of $529 thousand, $699 thousand, $853 thousand, $1.0 million and $1.2 million at March 31, 2018 and December 31, September 30, June 30 and March 31, 2017, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for first quarter 2018 and the previous four quarters. Substantially all net charge-offs (recoveries) were in consumer real estate. Net charge-offs improved to a net recovery of $506 thousand in first quarter 2018, compared with net charge-offs of $4.4 million in first quarter 2017.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Mar 31, 2018		Dec 31, 2017		Sep 30, 2017		Jun 30, 2017		Mar 31, 2017
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(15)	—%	$(396)	(0.05)%	$(59)	(0.01)%	$(12)	—%	$(6)	—%
Consumer:
Real estate 1-4 family first mortgage	(1,092)	(0.01)	(1,417)	(0.02)	276	—	190	—	2,457	0.04
Real estate 1-4 family junior lien mortgage	601	0.29	(978)	(0.44)	939	0.40	(440)	(0.18)	1,986	0.76
Total consumer	(491)	(0.01)	(2,395)	(0.03)	1,215	0.02	(250)	—	4,443	0.07
Total	$(506)	(0.01)%	$(2,791)	(0.03)%	$1,156	0.01%	$(262)	—%	$4,437	0.06%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2018.
The allowance for loan losses decreased $6.5 million to $122.9 million at March 31, 2018, from $129.4 million at December 31, 2017, due to an improvement in our outlook for 2017 hurricane-related losses as well as strong performance in our residential real estate portfolio as a result of continued improvement in the housing market.
We believe the allowance for credit losses of $124.1 million at March 31, 2018, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2017 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Mar 31, 2018		Dec 31, 2017		Sep 30, 2017		Jun 30, 2017		Mar 31, 2017
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$27,020	9%	$28,085	9%	$26,577	11%	$27,375	11%	$28,192	13%
Consumer:
Real estate 1-4 family first mortgage	67,780	89	71,341	88	72,941	86	78,130	86	59,906	84
Real estate 1-4 family junior lien mortgage	29,266	2	31,235	3	30,905	3	38,942	3	39,236	3
Total consumer	97,046	91	102,576	91	103,846	89	117,072	89	99,142	87
Total	$124,066	100%	$130,661	100%	$130,423	100%	$144,447	100%	$127,334	100%

	Quarter ended
(in thousands)	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Components:
Allowance for loan losses	$122,863	129,360	129,116	143,389	126,301
Allowance for unfunded credit commitments	1,203	1,301	1,307	1,058	1,033
Allowance for credit losses	$124,066	130,661	130,423	144,447	127,334
Allowance for loan losses as a percentage of total loans	0.35%	0.36	0.39	0.42	0.42
Allowance for loan losses as a percentage of annualized net charge-offs	NM	NM	NM	NM	701.91
Allowance for credit losses as a percentage of total loans	0.36	0.36	0.40	0.43	0.42
Allowance for credit losses as a percentage of total nonaccrual loans	62.92	66.19	65.73	70.94	60.93
NM – Not meaningful

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At March 31, 2018, 13% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At March 31, 2018, approximately 87% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At March 31, 2018, 13% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At March 31, 2018, our liabilities were 7% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At March 31, 2018, there was $2.5 billion outstanding on our Bank line of credit. The rate of interest is three-month LIBOR plus 4.4 basis points (0.044%).
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
On September 8, 2016, Wells Fargo reached agreements with the Consumer Financial Protection Bureau (CFPB), the Office of the Comptroller of the Currency (OCC), and the Office of the Los Angeles City Attorney, regarding allegations that some of its retail customers received products and services they did not request. On February 2, 2018, Wells Fargo entered into a consent order with the Board of Governors of the Federal Reserve System (FRB) related to governance oversight and compliance and operational risk management that imposes an asset cap on Wells Fargo until plans to enhance governance oversight and compliance and operational risk management are approved and implemented to the satisfaction of the FRB. On April 20, 2018 Wells Fargo reached agreement on consent orders issued by the CFPB and OCC to resolve matters regarding the compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. Negative publicity or public opinion resulting from the settlements, consent orders, and related matters and other instances where the Bank’s customers may have experienced financial harm as well as from the resolution of other regulatory matters, litigation, or legal actions by Wells Fargo and the Bank may increase the risk of reputational harm to the business of Wells Fargo and the Bank, including the Bank’s ability to originate loans at the same volumes as we have historically acquired. If in future periods we do not reinvest loan paydowns at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.
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

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2017 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
Management and the audit committee of the board of directors have reviewed and approved this critical accounting policy. This policy is described in the "Critical Accounting Policy" section in our 2017 Form 10-K.

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

•
losses related to natural disasters, including from damage or loss to our collateral for loans in our consumer and commercial loan portfolios and from the impact on the ability of our borrowers to repay their loans;

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

•
our reputation and the reputation of Wells Fargo and the Bank, including negative effects from the Bank's retail banking sales practices matter and other instances where the Bank’s customers may have experienced financial harm and negative effects from the resolution of regulatory matters, litigation, or other legal actions by Wells Fargo and the Bank;

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

•	the other factors described in “Risk Factors” in the 2017 Form 10-K.

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

Risk Factors
An investment in Wells Fargo Real Estate Investment Corporation involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in WFREIC, refer to the “Risk Factors” section in our 2017 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of March 31, 2018, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended March 31,
(in thousands, except per share amounts)	2018	2017
Interest income	351,664	310,615
Interest expense	14,402	—
Net interest income	337,262	310,615
Provision (reversal of provision) for credit losses	(5,854)	8,083
Net interest income after provision for credit losses	343,116	302,532
Noninterest income
Pledge fees	6,037	13,599
Other	221	184
Total noninterest income	6,258	13,783
Noninterest expense
Loan servicing costs	21,922	18,752
Management fees	6,260	6,912
Foreclosed assets	2,053	2,359
Other	107	195
Total noninterest expense	30,342	28,218
Net income	319,032	288,097
Comprehensive income	319,032	288,097
Dividends on preferred stock	4,397	4,397
Net income applicable to common stock	314,635	283,700
Per common share information
Earnings per common share	9.24	8.33
Diluted earnings per common share	9.24	8.33
Dividends declared per common share	9.54	8.51
Average common shares outstanding	34,058	34,058
Diluted average common shares outstanding	34,058	34,058
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Mar 31, 2018	Dec 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans	34,824,594	35,865,176
Allowance for loan losses	(122,863)	(129,360)
Net loans	34,701,731	35,735,816
Accounts receivable - affiliates, net	103,275	113,755
Other assets	93,513	96,028
Total assets	$34,898,519	35,945,599
Liabilities
Line of credit with Bank	$2,506,674	3,551,426
Other liabilities	11,947	3,910
Total liabilities	2,518,621	3,555,336
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(171,213)	(160,848)
Total stockholders’ equity	32,379,898	32,390,263
Total liabilities and stockholders’ equity	$34,898,519	35,945,599
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	288,097	288,097
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $8.51 per share	—	—	—	(290,000)	(290,000)
Balance, March 31, 2017	$110	341	32,550,660	(163,227)	32,387,884
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263
Net income	—	—	—	319,032	319,032
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $9.54 per share	—	—	—	(325,000)	(325,000)
Balance, March 31, 2018	$110	341	32,550,660	(171,213)	32,379,898
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$319,032	288,097
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(4,278)	(3,893)
Provision (reversal of provision) for credit losses	(5,854)	8,083
Other operating activities, net	18,401	6,375
Net cash provided by operating activities	327,301	298,662
Cash flows from investing activities:
Increase in cash realized from
Loans:
Acquisitions	—	—
Proceeds from payments and sales	1,042,451	1,131,240
Net cash provided by investing activities	1,042,451	1,131,240
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	337,358	—
Repayments of line of credit with Bank	(1,382,110)	—
Cash dividends paid	(325,000)	(294,397)
Net cash used by financing activities	(1,369,752)	(294,397)
Net change in cash and cash equivalents	—	1,135,505
Cash and cash equivalents at beginning of period	—	971,349
Cash and cash equivalents at end of period	$—	2,106,854
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$2,457	3,441
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K). There were no material changes to these policies in first quarter 2018. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2017 Form 10-K.

Accounting Standards Adopted in 2018
In first quarter 2018, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

•	ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates.

•	ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the Statement of Cash Flows. The Update is effective for us in first quarter 2018 with retrospective application. We do not have any of the activities included in the ASU and there is no impact on our financial statements.

ASU 2014-09 modifies the guidance used to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. Our revenue is from net interest income on financial assets and pledge fees, which are both excluded from the scope of the guidance. Accordingly, there is no impact on our financial statements.

ASU 2016-01 changes the accounting for certain equity securities to record at fair value with unrealized gains or losses reflected in earnings, as well as improve the disclosures of equity securities and the fair value of financial instruments. We do not have equity securities. Accordingly, the impact to our financial statements is limited to our disclosure of the fair value of financial instruments. The valuation methodologies for estimating the fair value of financial instruments that are recorded at amortized cost, including loans, has been changed to conform with an exit price notion.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2018. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia and Texas. These markets include approximately 54% of our total loan balance at March 31, 2018.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total reductions and additions for unamortized premiums, discounts and other adjustments were less than 1% of outstanding balances at March 31, 2018 and December 31, 2017.

(in thousands)	Mar 31, 2018	Dec 31, 2017
Total commercial	$3,128,427	3,325,939
Consumer:
Real estate 1-4 family first mortgage	30,887,109	31,683,651
Real estate 1-4 family junior lien mortgage	809,058	855,586
Total consumer	31,696,167	32,539,237
Total loans	$34,824,594	35,865,176

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2018			2017
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(3,641)	(3,641)	—	(14,195)	(14,195)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $519.0 million at March 31, 2018 and $507.8 million at December 31, 2017.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses

The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended March 31,
(in thousands)	2018	2017
Balance, beginning of period	$130,661	125,029
Provision (reversal of provision) for credit losses	(5,854)	8,083
Interest income on certain impaired loans (1)	(1,247)	(1,341)
Loan charge-offs:
Total commercial	—	(11)
Consumer:
Real estate 1-4 family first mortgage	(1,092)	(3,568)
Real estate 1-4 family junior lien mortgage	(2,798)	(5,248)
Total consumer	(3,890)	(8,816)
Total loan charge-offs	(3,890)	(8,827)
Loan recoveries:
Total commercial	15	17
Consumer:
Real estate 1-4 family first mortgage	2,184	1,111
Real estate 1-4 family junior lien mortgage	2,197	3,262
Total consumer	4,381	4,373
Total loan recoveries	4,396	4,390
Net loan recoveries (charge-offs)	506	(4,437)
Balance, end of period	$124,066	127,334
Components:
Allowance for loan losses	$122,863	126,301
Allowance for unfunded credit commitments	1,203	1,033
Allowance for credit losses	$124,066	127,334
Net loan (recoveries) charge-offs as a percentage of average total loans (2)	(0.01)%	0.06
Allowance for loan losses as a percentage of total loans	0.35	0.42
Allowance for credit losses as a percentage of total loans	0.36	0.42

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

(2)	Quarterly net charge-offs (recoveries) as a percentage of average total loans are annualized.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2018			2017
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$28,085	102,576	130,661	29,644	95,385	125,029
Provision (reversal of provision) for credit losses	(1,080)	(4,774)	(5,854)	(1,458)	9,541	8,083
Interest income on certain impaired loans	—	(1,247)	(1,247)	—	(1,341)	(1,341)

Loan charge-offs	—	(3,890)	(3,890)	(11)	(8,816)	(8,827)
Loan recoveries	15	4,381	4,396	17	4,373	4,390
Net loan recoveries (charge-offs)	15	491	506	6	(4,443)	(4,437)
Balance, end of period	$27,020	97,046	124,066	28,192	99,142	127,334
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2018
Collectively evaluated (1)	$25,999	42,144	68,143	3,125,275	31,290,775	34,416,050
Individually evaluated (2)	1,021	54,902	55,923	3,152	397,428	400,580
Purchased credit-impaired (PCI) (3)	—	—	—	—	7,964	7,964
Total	$27,020	97,046	124,066	3,128,427	31,696,167	34,824,594
December 31, 2017
Collectively evaluated (1)	$27,192	46,664	73,856	3,322,947	32,123,483	35,446,430
Individually evaluated (2)	893	55,912	56,805	2,992	406,736	409,728
PCI (3)	—	—	—	—	9,018	9,018
Total	$28,085	102,576	130,661	3,325,939	32,539,237	35,865,176

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2017.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
March 31, 2018
By risk category:
Pass	$3,117,199
Criticized	11,228
Total commercial loans	$3,128,427
December 31, 2017
By risk category:
Pass	$3,316,604
Criticized	9,335
Total commercial loans	$3,325,939

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
March 31, 2018
By delinquency status:
Current-29 days past due (DPD) and still accruing	$3,104,883
30-89 DPD and still accruing	18,171
90+ DPD and still accruing	2,854
Nonaccrual loans	2,519
Total commercial loans	$3,128,427
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$3,320,666
30-89 DPD and still accruing	1,977
90+ DPD and still accruing	990
Nonaccrual loans	2,306
Total commercial loans	$3,325,939

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2018
By delinquency status:
Current-29 DPD	$30,753,549	771,267	31,524,816
30-59 DPD	50,366	12,875	63,241
60-89 DPD	16,109	9,766	25,875
90-119 DPD	7,981	3,800	11,781
120-179 DPD	14,928	3,945	18,873
180+ DPD	50,036	10,689	60,725
Remaining PCI accounting adjustments	(5,860)	(3,284)	(9,144)
Total consumer loans	$30,887,109	809,058	31,696,167
December 31, 2017
By delinquency status:
Current-29 DPD	$31,529,774	819,000	32,348,774
30-59 DPD	63,591	13,663	77,254
60-89 DPD	20,770	6,245	27,015
90-119 DPD	15,384	5,462	20,846
120-179 DPD	9,235	3,648	12,883
180+ DPD	50,323	10,917	61,240
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2018
By FICO:
< 600	$167,599	65,440	233,039
600-639	129,159	52,326	181,485
640-679	317,657	81,774	399,431
680-719	928,622	145,054	1,073,676
720-759	2,417,533	149,388	2,566,921
760-799	5,551,568	122,598	5,674,166
800+	21,203,047	180,401	21,383,448
No FICO available	177,784	15,361	193,145
Remaining PCI accounting adjustments	(5,860)	(3,284)	(9,144)
Total consumer loans	$30,887,109	809,058	31,696,167
December 31, 2017
By FICO:
< 600	$179,829	74,644	254,473
600-639	138,782	50,676	189,458
640-679	307,999	88,948	396,947
680-719	988,162	150,180	1,138,342
720-759	2,556,013	159,309	2,715,322
760-799	5,957,929	126,785	6,084,714
800+	21,359,614	191,851	21,551,465
No FICO available	200,749	16,542	217,291
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
March 31, 2018
By LTV/CLTV:
0-60%	$17,571,140	290,998	17,862,138
60.01-80%	12,035,580	235,740	12,271,320
80.01-100%	1,087,623	181,876	1,269,499
100.01-120% (1)	125,785	73,861	199,646
> 120% (1)	58,363	27,858	86,221
No LTV/CLTV available	14,478	2,009	16,487
Remaining PCI accounting adjustments	(5,860)	(3,284)	(9,144)
Total consumer loans	$30,887,109	809,058	31,696,167
December 31, 2017
By LTV/CLTV:
0-60%	$17,500,078	307,358	17,807,436
60.01-80%	12,827,337	240,888	13,068,225
80.01-100%	1,153,304	196,456	1,349,760
100.01-120% (1)	129,637	80,636	210,273
> 120% (1)	64,239	32,224	96,463
No LTV/CLTV available	14,482	1,373	15,855
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield, independent of performance in accordance with their contractual terms.

(in thousands)	Mar 31, 2018	Dec 31, 2017
Total commercial	$2,519	2,306
Consumer:
Real estate 1-4 family first mortgage	152,510	150,381
Real estate 1-4 family junior lien mortgage	42,161	44,703
Total consumer	194,671	195,084
Total nonaccrual loans (excluding PCI)	$197,190	197,390

LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $36.8 million and $41.7 million at March 31, 2018 and December 31, 2017, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $529 thousand at March 31, 2018, and $699 thousand at December 31, 2017, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar 31, 2018	Dec 31, 2017
Total commercial	$2,854	990
Consumer:
Real estate 1-4 family first mortgage	3,999	9,001
Real estate 1-4 family junior lien mortgage	1,419	2,914
Total consumer	5,418	11,915
Total past due (excluding PCI)	$8,272	12,905

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $5.6 million at March 31, 2018 and $7.5 million at December 31, 2017.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2018
Total commercial	$4,146	3,152	3,152	1,021
Consumer:
Real estate 1-4 family first mortgage	369,250	309,207	208,525	37,274
Real estate 1-4 family junior lien mortgage	97,941	88,221	70,542	17,628
Total consumer	467,191	397,428	279,067	54,902
Total impaired loans (excluding PCI)	$471,337	400,580	282,219	55,923
December 31, 2017
Total commercial	$3,714	2,992	2,992	893
Consumer:
Real estate 1-4 family first mortgage	377,877	315,529	215,109	37,090
Real estate 1-4 family junior lien mortgage	100,228	91,207	73,261	18,822
Total consumer	478,105	406,736	288,370	55,912
Total impaired loans (excluding PCI)	$481,819	409,728	291,362	56,805

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2018		2017
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$3,021	12	3,244	12
Consumer:
Real estate 1-4 family first mortgage	313,170	4,960	346,133	5,406
Real estate 1-4 family junior lien mortgage	89,630	1,948	100,044	2,149
Total consumer	402,800	6,908	446,177	7,555
Total impaired loans	$405,821	6,920	449,421	7,567
Interest income:
Cash basis of accounting		$1,897		2,158
Other (1)		5,023		5,409
Total interest income		$6,920		7,567

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $400.6 million and $409.7 million at March 31, 2018 and December 31, 2017, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2018
Total commercial	$—	—	2,067	2,067	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	2,049	—	5,602	7,651	76	2.13	1,100
Real estate 1-4 family junior lien mortgage	44	82	1,977	2,103	11	2.28	82
Trial modifications (6)	—	—	(1,589)	(1,589)	—	—	—
Total consumer	2,093	82	5,990	8,165	87	2.14	1,182
Total	$2,093	82	8,057	10,232	87	2.14%	$1,182
Quarter ended March 31, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	4,105	2,884	2,987	9,976	441	3.34	4,791
Real estate 1-4 family junior lien mortgage	626	1,207	1,039	2,872	181	4.98	1,376
Trial modifications (6)	—	—	(1,193)	(1,193)	—	—	—
Total consumer	4,731	4,091	2,833	11,655	622	3.70	6,167
Total	$4,731	4,091	2,833	11,655	622	3.70%	$6,167

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $4.2 million and $3.2 million for the quarters ended March 31, 2018 and 2017, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $112 thousand and $396 thousand for the quarters ended March 31, 2018 and 2017, respectively.

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

	Recorded investment of defaults
	Quarter ended March 31,
(in thousands)	2018	2017
Total commercial	$—	—
Consumer:
Real estate 1-4 family first mortgage	730	419
Real estate 1-4 family junior lien mortgage	55	57
Total consumer	785	476
Total	$785	476

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of March 31, 2018 and December 31, 2017, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2017 Form 10-K for additional information about our fair value measurement policies and methods.

Disclosures about Fair Value of Financial Instruments The table below is a summary of fair value estimates by level for financial instruments. In connection with the adoption of ASU 2016-01 in first quarter 2018, the valuation methodologies for estimating the fair value of financial instruments that are recorded at amortized cost, including loans, has been changed, where necessary, to conform with an exit price notion. Under an exit price notion, fair value estimates are based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the balance sheet date. For certain loans the estimated fair values prior to adoption of ASU 2016-01 followed an entrance price notion that based fair values on recent prices offered to customers for loans with similar characteristics. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.
We have not included assets and liabilities that are not financial instruments in our disclosure, such as other assets and other liabilities. The total of the fair value calculations presented does not represent, and should not be construed to represent, the underlying value of the Company.

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2018
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	34,701,731	—	—	34,709,411	34,709,411

Financial liabilities
Line of credit with Bank (1)	2,506,674	—	—	2,506,674	2,506,674
December 31, 2017
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,735,816	—	—	36,407,260	36,407,260

Financial liabilities
Line of credit with Bank (1)	3,551,426	—	—	3,551,426	3,551,426

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			March 31, 2018 and December 31, 2017
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

In the event that the Company is liquidated or dissolved, the holders of the Series A and Series B preferred stock will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred stock ranks on parity with Series B preferred stock and senior to the Company’s common stock. The Company may issue additional shares of common stock to affiliates of Wells Fargo without further action by the Series A or Series B stockholders. Additional information related to Series A and B preferred stock, including the ability of the Company to redeem each series, is included in Note 5 (Common and Preferred Stock) to Financial Statements in our 2017 Form 10-K.

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At March 31, 2018, the dividend coverage ratio was 7,105%.

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

	Quarter ended March 31,
(in thousands)	2018	2017
Income statement data
Interest income:
Net accretion of adjustments on loans	4,278	3,893
Interest on deposits	—	2,780
Total interest income	4,278	6,673
Pledge fees	6,037	13,599
Interest expense	14,402	—
Loan servicing costs	21,922	18,752
Management fees	6,260	6,912

(in thousands)	Mar 31, 2018	Dec 31, 2017
Balance sheet related data
Cash and cash equivalents	$—	—
Loan acquisitions (year-to-date)	—	9,162,579
Loan sales (book value) (year-to-date)	(3,609)	(121,210)
Pledged loans (carrying value) (1)	—	24,323,830
Foreclosed asset sales (year-to-date)	(2,576)	(11,495)
Line of credit with Bank	2,506,674	3,551,426
Accounts receivable - affiliates, net	103,275	113,755

(1)	There were no pledged loans at March 31, 2018. The fair value of pledged loans was approximately $24.8 billion at December 31, 2017.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred
stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At March 31, 2018 and March 31, 2017, the fee was equal to an annual rate of 15 basis points (0.15%) and 34 basis points (0.34%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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
Dated: May 7, 2018