Form 10-Q
period 2018-06-30
Wells Fargo Real Estate Investment Corp.
filed 2018-08-06
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			June 30, 2018 from		Six months ended
($ in thousands, except per share data)	Jun 30, 2018	Mar 31, 2018	Jun 30, 2017	Mar 31, 2018	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	% Change
For the period
Net income	$307,303	319,032	289,100	(4)%	6	$626,335	577,197	9%
Net income applicable to common stock	302,906	314,635	284,703	(4)	6	617,541	568,403	9
Diluted earnings per common share	8.89	9.24	8.36	(4)	6	18.13	16.69	9
Profitability ratios
Return on average assets	3.57%	3.64	3.42	(2)	4	3.61%	3.50	3
Return on average stockholders’ equity	3.79	3.98	3.58	(5)	6	3.88	3.59	8
Average stockholders’ equity to average assets	94.28	91.49	95.51	3	(1)	92.87	97.54	(5)
Common dividend payout ratio (1)	97.41	103.25	100.12	(6)	(3)	100.39	101.14	(1)
Dividend coverage ratio (2)	7,208	7,105	6,068	1	19	7,208	6,068	19
Total revenue	$333,504	343,520	334,508	(3)	—	$677,024	658,906	3
Average loans	34,234,880	35,326,570	31,404,930	(3)	9	34,777,709	31,069,558	12
Average assets	34,499,277	35,569,258	33,940,380	(3)	2	35,031,312	33,248,014	5
Net interest margin	3.90%	3.83	3.78	2	3	3.86%	3.82	1
Net loan charge-offs (recoveries)	$(786)	(506)	(262)	55	200	$(1,292)	4,175	NM
As a percentage of average total loans (annualized)	(0.01)%	(0.01)	—	NM	NM	(0.01)%	0.03	NM
At period end
Loans	$33,599,587	34,824,594	33,850,075	(4)	(1)	$33,599,587	33,850,075	(1)
Allowance for loan losses	112,381	122,863	143,389	(9)	(22)	112,381	143,389	(22)
As a percentage of total loans	0.33%	0.35	0.42	(6)	(21)	0.33%	0.42	(21)
Assets	$33,747,152	34,898,519	33,952,261	(3)	(1)	$33,747,152	33,952,261	(1)
Total stockholders’ equity	32,387,804	32,379,898	32,387,587	—	—	32,387,804	32,387,587	—
Total nonaccrual loans and foreclosed assets	190,136	199,449	205,328	(5)	(7)	190,136	205,328	(7)
As a percentage of total loans	0.57%	0.57	0.61	—	(7)	0.57%	0.61	(7)
Loans 90 days or more past due and still accruing (3)	$2,641	8,272	6,241	(68)	(58)	$2,641	6,241	(58)
NM - Not meaningful

(1)	Dividends declared per common share as a percentage of earnings per common share.

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
As of June 30, 2018, we had $33.7 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
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

Financial Performance
We earned net income and net income applicable to common stock of $307.3 million and $302.9 million, respectively, in second quarter 2018, or $8.89 diluted earnings per common share, compared with $289.1 million and $284.7 million, respectively, in second quarter 2017, or $8.36 diluted earnings per common share. For the first half of 2018, net income and net income applicable to common stock were $626.3 million and $617.5 million, respectively, or $18.13 diluted earnings per common share, compared with $577.2 million and $568.4 million, respectively, for the same period a year ago, or $16.69 diluted earnings per common share. The increase in net income in the second quarter and first half of 2018 was attributable to an increase in income resulting from a higher average loan balance, partially offset by increases in interest expense and noninterest expense.

Loans
Total loans were $33.6 billion at June 30, 2018, compared with $35.9 billion at December 31, 2017. Net loans represented 99% of assets at both June 30, 2018 and December 31, 2017.
Credit quality, as measured by net charge-offs, nonaccrual loans and delinquencies, remained strong during second quarter 2018 reflecting the benefit of continued improvement in the housing market driving favorable performance in our residential real estate portfolio as well as improvement in our outlook for 2017 hurricane-related losses. Net recoveries were $786 thousand and $1.3 million in the second quarter and first half of 2018, compared with net recoveries of $262 thousand in second quarter 2017 and net charge-offs of $4.2 million in the first half of 2017. Nonaccrual loans were $187.6 million at June 30, 2018, compared with $197.4 million at December 31, 2017. Loans 90 days or more past due and still accruing were $2.6 million at June 30, 2018, compared with $12.9 million at December 31, 2017. Delinquencies remain a small percentage of our loan balances.

Reversal of provision for credit losses was $10.2 million and $16.1 million in the second quarter and first half of 2018, compared with a provision for credit losses of $18.1 million and $26.2 million for the same periods in 2017. The lower level of provision in the second quarter and first half of 2018 compared with a year ago reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio as well as improvement in our outlook for 2017 hurricane-related losses. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $8.8 million in the second quarter and first half, respectively, of both 2018 and 2017. Dividends declared to holders of our Series B preferred stock totaled $14 thousand and $28 thousand in the second quarter and first half, respectively, of both 2018 and 2017.
Dividends declared to the holders of our common stock totaled $295.0 million and $620.0 million for the second quarter and first half of 2018, respectively, compared with $285.0 million and $575.0 million for the same periods in 2017. The increase in dividends declared to the holders of our common stock in the second quarter and first half of 2018 was attributable to increased REIT taxable income for federal income tax purposes before dividends paid deduction.

Earnings Performance

Net Income
We earned net income of $307.3 million and $289.1 million in second quarter 2018 and 2017, respectively. For the first half of 2018, net income was $626.3 million, compared with $577.2 million for the same period a year ago. The increase in net income in the second quarter and first half of 2018 was attributable to an increase in income resulting from a higher average loan balance, partially offset by increases in interest expense and noninterest expense.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $333.3 million and $670.6 million in the second quarter and first half of 2018, respectively, compared with $319.6 million and $630.2 million for the same periods a year ago. The increase in net interest income in the second quarter and first half of 2018 was attributable to an increase in income resulting from a higher average loan balance, partially offset by an increase in interest expense.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.90% and 3.86% in the second quarter and first half of 2018, respectively, compared with 3.78% and 3.82% for the same periods a year ago. The increase in net interest margin for second quarter and first half of 2018 was due to investing interest bearing deposits in loan participations, partially offset by an increase in interest expense, a result of an increase in average balance and higher rates on interest-bearing liabilities. Interest income in the second quarter and first half of 2018 included net accretion of adjustments on loans of $5.0 million and $9.3 million, respectively, compared with $2.4 million and $6.3 million a year ago. Loan paydowns and payoffs annualized represented 14.2% and 13.0% of average loan balances during the second quarter and first half of 2018, respectively, compared with 13.7% and 13.4% during the same periods a year ago.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Average borrowings for second quarter 2018 and 2017 were $2.0 billion and $77.1 million, respectively, at weighted average interest rates of 2.42% and 1.30%, respectively. Average borrowings for the first half of 2018 and 2017 were $2.5 billion and $38.8 million, respectively, at weighted average interest rates of 2.13% and 1.30%, respectively. Effective October 2017, the rate of interest on the line of credit was changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%).
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended June 30,
			2018			2017
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,034,155	30,648	4.05%	$3,728,609	27,275	2.93%
Real estate 1-4 family mortgage loans	31,200,725	314,559	4.03	27,676,321	286,875	4.15
Interest-bearing deposits and other interest-earning assets	—	—	—	2,397,826	5,716	0.96
Total interest-earning assets	$34,234,880	345,207	4.04	$33,802,756	319,866	3.79
Funding sources
Line of credit with Bank	$1,968,455	11,860	2.42	$77,098	250	1.30
Total interest-bearing liabilities	$1,968,455	11,860	2.42	$77,098	250	1.30
Net interest margin and net interest income		$333,347	3.90%		$319,616	3.78%
	Six months ended June 30,
			2018			2017
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,133,429	60,849	3.92%	$3,800,026	55,329	2.94%
Real estate 1-4 family mortgage loans	31,644,280	636,022	4.02	27,269,532	566,656	4.16
Interest-bearing deposits and other interest-earning assets	—	—	—	1,981,074	8,496	0.86
Total interest-earning assets	$34,777,709	696,871	4.01	$33,050,632	630,481	3.82
Funding sources
Line of credit with Bank	$2,491,852	26,262	2.13	$38,762	250	1.30
Total interest-bearing liabilities	$2,491,852	26,262	2.13	$38,762	250	1.30
Net interest margin and net interest income		$670,609	3.86%		$630,231	3.82%

Provision for Credit Losses
Reversal of provision for credit losses was $10.2 million and $16.1 million in the second quarter and first half of 2018, respectively, compared with a provision for credit losses of $18.1 million and $26.2 million for the same periods a year ago. The lower level of provision in the second quarter and first half of 2018 compared with a year ago reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio as well as improvement in our outlook for 2017 hurricane-related losses. See the “Balance Sheet Analysis” and "Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income was $157 thousand and $6.4 million in the second quarter and first half of 2018, respectively, compared with $14.9 million and $28.7 million for the same periods a year ago. The decrease in the second quarter and first half of 2018 was attributable to a decrease in pledge fees, a result of having no loans pledged during second quarter 2018.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We did not earn pledge fees in second quarter 2018. Pledge fees were $6.0 million in the first half of 2018. Pledge fees were $14.9 million and $28.5 million in the second quarter and first half of 2017, respectively.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense was $36.4 million and $66.8 million in the second quarter and first half of 2018, respectively, compared with $27.3 million and $55.5 million for the same periods a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs were $21.4 million and $43.3 million in the second quarter and first half of 2018, respectively, compared with $19.2 million and $38.0 million for the same periods a year ago. The increase in both periods was attributable to a higher average loan balance.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $11.8 million and $18.0 million in the second quarter and first half of 2018, respectively, compared with $5.9 million and $12.8 million for the same periods a year ago.
Foreclosed assets expense was $3.1 million and $5.2 million in the second quarter and first half of 2018, respectively, compared with $2.1 million and $4.4 million for the same periods a year ago. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $33.7 billion at June 30, 2018, and $35.9 billion at December 31, 2017.
Loans
Loans were $33.6 billion at June 30, 2018, and $35.9 billion at December 31, 2017. We did not acquire loans in the second quarter and first half of 2018. In the second quarter and first half of 2017, we acquired $4.7 billion of consumer loans from the Bank at their estimated fair value. At both June 30, 2018 and December 31, 2017, consumer loans represented 91% of loans, and commercial loans represented the remaining balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses, which decreased $17.0 million to $112.4 million at June 30, 2018, from $129.4 million at December 31, 2017, reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio as well as improvement in our outlook for 2017 hurricane-related losses.
At June 30, 2018, the allowance for loan losses included $87.9 million for consumer loans and $24.5 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $5.0 billion line of credit with the Bank to finance loan acquisitions. At June 30, 2018 and December 31, 2017, we had $1.3 billion and $3.6 billion outstanding, respectively.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Total commercial	$2,874,580	3,325,939	3.0	3.2
Consumer:
Real estate 1-4 family first mortgage	29,971,419	31,683,651	24.7	25.1
Real estate 1-4 family junior lien mortgage	753,588	855,586	15.2	15.4
Total consumer	30,725,007	32,539,237	24.4	24.8
Total loans	$33,599,587	35,865,176	22.6	22.8
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	June 30, 2018
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,378,833	8,379,049	8,377	9,766,259	29%
New York	9,436	3,150,852	46,786	3,207,074	10
Washington	134,557	2,055,319	957	2,190,833	7
Virginia	62,909	1,743,292	77,032	1,883,233	6
Texas	73,654	1,207,076	9,823	1,290,553	4
All other states	1,215,191	13,435,831	610,613	15,261,635	44
Total loans	$2,874,580	29,971,419	753,588	33,599,587	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at June 30, 2018. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. All of the loans in our C&I portfolio were unsecured at June 30, 2018.

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

Table 4: CSRE Loans by State and Property Type

	June 30, 2018
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,378,833	48%
Florida	214,526	8
Utah	161,951	6
Oregon	147,865	5
Washington	134,557	5
All other states	812,581	28
Total loans	$2,850,313	100%
By property type:
Office buildings	$688,177	24%
Shopping centers	569,880	20
5 + multifamily residences	426,155	15
Warehouses	397,302	14
Retail establishments (restaurants, stores)	346,958	12
Mini-storage	113,907	4
Commercial/industrial (non-residential)	92,531	3
Motels/hotels	76,083	3
Manufacturing plants	64,981	2
Research and development	51,573	2
Other	22,766	1
Total loans	$2,850,313	100%

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
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in second quarter 2018, as measured through net charge-offs, nonaccrual loans and delinquencies.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	June 30, 2018
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio (1)
California	$8,387,426	45%
New York	3,197,638	59
Washington	2,056,276	51
Virginia	1,820,324	63
Texas	1,216,899	57
All other states	14,046,444	60
Total loans	$30,725,007	55

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (recoveries) (annualized) as a percentage of average loans improved to (0.02)% in both the second quarter and first half of 2018, compared with 0.00% and 0.02% for the same periods a year ago. Nonaccrual loans were $147.6 million at

June 30, 2018, compared with $150.4 million at December 31, 2017.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
California	$8,378,867	8,852,383	0.06%	0.15	—	—	—	—	—
New York	3,150,303	3,268,458	0.48	0.45	0.02	—	0.02	0.01	0.01
Washington	2,055,319	2,149,416	0.02	0.03	—	(0.01)	—	(0.01)	(0.01)
Virginia	1,742,383	1,818,445	0.46	0.51	(0.02)	(0.02)	0.01	0.02	(0.01)
Texas	1,207,039	1,289,611	0.29	0.44	—	0.02	(0.01)	0.01	(0.02)
All other states	13,429,715	14,296,320	0.79	0.90	(0.05)	(0.03)	0.01	—	0.01
Total	29,963,626	31,674,633	0.46	0.54	(0.02)	(0.01)	0.01	—	—
PCI	7,793	9,018
Total first mortgages	$29,971,419	31,683,651

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (recoveries) (annualized) as a percentage of average loans were 0.37% and 0.33% in the second quarter and first half of 2018 compared with (0.18)% and 0.30% for the same periods a year ago. Nonaccrual loans were $37.6 million at June 30, 2018, compared with $44.7 million at December 31, 2017.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
New Jersey	$164,211	183,405	4.11%	5.42	2.31	0.73	(0.18)	1.06	0.58
Pennsylvania	119,175	133,313	4.33	5.29	0.43	(0.67)	0.21	0.86	0.02
Florida	97,753	112,437	2.87	2.65	(0.08)	(1.31)	(0.51)	(0.56)	(1.59)
Virginia	77,032	88,017	2.97	5.22	(1.30)	2.59	(0.86)	1.26	(0.10)
Georgia	52,546	60,259	2.48	2.70	(0.07)	(0.78)	(1.41)	(1.96)	0.47
All other states	242,871	278,155	4.72	4.73	(0.14)	0.63	(0.55)	0.38	(0.36)
Total	753,588	855,586	3.95	4.60	0.37	0.29	(0.44)	0.40	(0.18)
PCI	—	—
Total junior lien mortgages	$753,588	855,586

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate loans receive notification of bankruptcy, regardless of their delinquency status.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Nonaccrual loans:
Total commercial	$2,506	2,519	2,306	3,325	3,144
Consumer:
Real estate 1-4 family first mortgage	147,574	152,510	150,381	152,861	157,092
Real estate 1-4 family junior lien mortgage	37,553	42,161	44,703	42,237	43,378
Total consumer	185,127	194,671	195,084	195,098	200,470
Total nonaccrual loans (1)	187,633	197,190	197,390	198,423	203,614
Foreclosed assets	2,503	2,259	2,377	2,473	1,714
Total nonperforming assets	$190,136	199,449	199,767	200,896	205,328
As a percentage of total loans	0.57%	0.57	0.56	0.61	0.61

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $190.1 million (0.57% of total loans) at June 30, 2018, and included $187.6 million of nonaccrual loans. Total NPAs were $199.8 million (0.56% of total loans) at December 31, 2017, and included $197.4 million of nonaccrual loans.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Commercial:
Balance, beginning of period	$2,519	2,306	3,325	3,144	3,473
Inflows	241	252	140	214	—
Outflows	(254)	(39)	(1,159)	(33)	(329)
Balance, end of period	2,506	2,519	2,306	3,325	3,144
Consumer:
Balance, beginning of period	194,671	195,084	195,098	200,470	205,509
Inflows	23,551	32,155	36,586	31,201	31,587
Outflows:
Returned to accruing	(14,291)	(15,190)	(18,388)	(17,063)	(15,350)
Foreclosures	(2,326)	(4,899)	(2,596)	(2,286)	(3,104)
Charge-offs	(2,277)	(3,396)	(4,680)	(3,508)	(4,366)
Payment, sales and other	(14,201)	(9,083)	(10,936)	(13,716)	(13,806)
Total outflows	(33,095)	(32,568)	(36,600)	(36,573)	(36,626)
Balance, end of period	185,127	194,671	195,084	195,098	200,470
Total nonaccrual loans (excluding PCI)	$187,633	197,190	197,390	198,423	203,614

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $51.6 million and $56.8 million at June 30, 2018 and December 31, 2017, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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
Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Total commercial TDRs	$3,124	3,152	2,992	3,035	3,078
Consumer:
Real estate 1-4 family first mortgage	294,171	305,212	309,678	316,831	326,413
Real estate 1-4 family junior lien mortgage	81,578	86,659	89,560	91,534	92,812
Trial modifications	5,980	5,557	7,498	8,799	10,165
Total consumer TDRs	381,729	397,428	406,736	417,164	429,390
Total TDRs	$384,853	400,580	409,728	420,199	432,468
TDRs on nonaccrual status	$115,672	118,659	116,885	119,122	124,444
TDRs on accrual status	269,181	281,921	292,843	301,077	308,024
Total TDRs	$384,853	400,580	409,728	420,199	432,468
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Commercial:
Balance, beginning of period	$3,152	2,992	3,035	3,078	3,147
Inflows (1)	—	203	—	—	—
Outflows (2)	(28)	(43)	(43)	(43)	(69)
Balance, end of period	3,124	3,152	2,992	3,035	3,078
Consumer:
Balance, beginning of period	397,428	406,736	417,164	429,390	441,056
Inflows (1)	6,476	7,520	6,187	5,539	6,560
Outflows:
Charge-offs	(388)	(380)	(269)	(995)	(1,653)
Foreclosures	(2,734)	(825)	(640)	(657)	(376)
Payments, sales and other (2)	(19,476)	(13,682)	(14,405)	(14,747)	(16,603)
Net change in trial modifications (3)	423	(1,941)	(1,301)	(1,366)	406
Balance, end of period	381,729	397,428	406,736	417,164	429,390
Total TDRs	$384,853	400,580	409,728	420,199	432,468

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended June 30 and March 31, 2018, and December 31, September 30 and June 30, 2017, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Loans 90 days or more past due and still accruing were less than 1% of loans at both June 30, 2018 and December 31, 2017.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Total commercial	$—	2,854	990	991	—
Consumer:
Real estate 1-4 family first mortgage	2,321	3,999	9,001	3,685	4,495
Real estate 1-4 family junior lien mortgage	320	1,419	2,914	1,498	1,746
Total consumer	2,641	5,418	11,915	5,183	6,241
Total past due (excluding PCI)	$2,641	8,272	12,905	6,174	6,241

(1)
PCI loans of $504 thousand, $529 thousand, $699 thousand, $853 thousand and $1.0 million at June 30 and March 31, 2018, and December 31, September 30 and June 30, 2017, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for second quarter 2018 and the previous four quarters. Substantially all net charge-offs (recoveries) were in consumer real estate. Net charge-offs were in a net recovery position of

$786 thousand and $262 thousand in second quarter 2018 and 2017, respectively.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Jun 30, 2018		Mar 31, 2018		Dec 31, 2017		Sep 30, 2017		Jun 30, 2017
($ in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(13)	—%	$(15)	—%	$(396)	(0.05)%	$(59)	(0.01)%	$(12)	—%
Consumer:
Real estate 1-4 family first mortgage	(1,505)	(0.02)	(1,092)	(0.01)	(1,417)	(0.02)	276	—	190	—
Real estate 1-4 family junior lien mortgage	732	0.37	601	0.29	(978)	(0.44)	939	0.40	(440)	(0.18)
Total consumer	(773)	(0.01)	(491)	(0.01)	(2,395)	(0.03)	1,215	0.02	(250)	—
Total	$(786)	(0.01)%	$(506)	(0.01)%	$(2,791)	(0.03)%	$1,156	0.01%	$(262)	—%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at June 30, 2018.
The allowance for loan losses which decreased $17.0 million to $112.4 million at June 30, 2018, from $129.4 million at December 31, 2017, reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio as well as improvement in our outlook for 2017 hurricane-related losses.
We believe the allowance for credit losses of $113.7 million at June 30, 2018, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2017 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Jun 30, 2018		Mar 31, 2018		Dec 31, 2017		Sep 30, 2017		Jun 30, 2017
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$25,856	9%	$27,020	9%	$28,085	9%	$26,577	11%	$27,375	11%
Consumer:
Real estate 1-4 family first mortgage	61,702	89	67,780	89	71,341	88	72,941	86	78,130	86
Real estate 1-4 family junior lien mortgage	26,178	2	29,266	2	31,235	3	30,905	3	38,942	3
Total consumer	87,880	91	97,046	91	102,576	91	103,846	89	117,072	89
Total	$113,736	100%	$124,066	100%	$130,661	100%	$130,423	100%	$144,447	100%

	Quarter ended
(in thousands)	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017
Components:
Allowance for loan losses	$112,381	122,863	129,360	129,116	143,389
Allowance for unfunded credit commitments	1,355	1,203	1,301	1,307	1,058
Allowance for credit losses	$113,736	124,066	130,661	130,423	144,447
Allowance for loan losses as a percentage of total loans	0.33%	0.35	0.36	0.39	0.42
Allowance for loan losses as a percentage of annualized net charge-offs	NM	NM	NM	NM	NM
Allowance for credit losses as a percentage of total loans	0.34	0.36	0.36	0.40	0.43
Allowance for credit losses as a percentage of total nonaccrual loans	60.62	62.92	66.19	65.73	70.94
NM – Not meaningful

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At June 30, 2018, 12% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At June 30, 2018, approximately 88% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At June 30, 2018, 12% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At June 30, 2018, our liabilities were 4% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At June 30, 2018 there was $1.3 billion outstanding on our Bank line of credit. The rate of interest is three-month LIBOR plus 4.4 basis points (0.044%).
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
On September 8, 2016, Wells Fargo reached agreements with the Consumer Financial Protection Bureau (CFPB), the Office of the Comptroller of the Currency (OCC), and the Office of the Los Angeles City Attorney, regarding allegations that some of its retail customers received products and services they did not request. On February 2, 2018, Wells Fargo entered into a consent order with the Board of Governors of the Federal Reserve System (FRB) related to governance oversight and compliance and operational risk management that imposes an asset cap on Wells Fargo until plans to enhance governance oversight and compliance and operational risk management are approved and implemented to the satisfaction of the FRB. On April 20, 2018 Wells Fargo reached agreement on consent orders issued by the CFPB and OCC to resolve matters regarding the compliance risk management program and past practices involving certain automobile collateral protection insurance policies and certain mortgage interest rate lock extensions. On August 1, 2018, Wells Fargo announced an agreement with the U.S. Department of Justice regarding the resolution of claims related to certain 2005-2007 residential mortgage-backed securities activities. Negative publicity or public opinion resulting from the settlements, consent orders, and related matters and other instances where the Bank’s customers may have experienced financial harm as well as from the resolution of other regulatory matters, litigation, or legal actions by Wells Fargo and the Bank may increase the risk of reputational harm to the business of Wells Fargo and the Bank, including the Bank’s ability to originate loans at the same volumes as we have historically acquired. If in future periods we do not reinvest loan paydowns at sufficient levels, management may request our board of directors to consider a return of capital to the holders of our common stock. Annually, we expect to distribute an aggregate amount of outstanding capital stock dividends equal to approximately 100% of our REIT taxable income for federal tax purposes. Such distributions may exceed net income determined under GAAP.

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

The guidance is effective in first quarter 2020 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the Update on our financial statements, including the development and implementation of models to estimate losses. We expect the Update will result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments with an expected material impact from longer duration portfolios. The amount of the increase will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “target,” “projects,” “outlook,” “forecast,” “will,” “may,” “could,” “should,” “can” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about: future results of WFREIC; expectations for consumer and commercial credit performance and the appropriateness of our allowance for credit losses; our expectations regarding net interest income; expectations regarding loan acquisitions and paydowns; future capital expenditures; future dividends and other capital distributions; the expected outcome and impact of legal, regulatory and legislative developments, as well as our expectations regarding compliance therewith; the outcome of contingencies, such as legal proceedings; and our plans, objectives and strategies.
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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of June 30, 2018, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Interest income	$345,207	319,866	696,871	630,481
Interest expense	11,860	250	26,262	250
Net interest income	333,347	319,616	670,609	630,231
Provision (reversal of provision) for credit losses	(10,212)	18,118	(16,066)	26,201
Net interest income after provision for credit losses	343,559	301,498	686,675	604,030
Noninterest income
Pledge fees	—	14,875	6,037	28,474
Other	157	17	378	201
Total noninterest income	157	14,892	6,415	28,675
Noninterest expense
Loan servicing costs	21,360	19,236	43,282	37,988
Management fees	11,750	5,859	18,010	12,771
Foreclosed assets	3,121	2,052	5,174	4,411
Other	182	143	289	338
Total noninterest expense	36,413	27,290	66,755	55,508
Net income	307,303	289,100	626,335	577,197
Comprehensive income	307,303	289,100	626,335	577,197
Dividends on preferred stock	4,397	4,397	8,794	8,794
Net income applicable to common stock	$302,906	284,703	617,541	568,403
Per common share information
Earnings per common share	$8.89	8.36	18.13	16.69
Diluted earnings per common share	8.89	8.36	18.13	16.69
Dividends declared per common share	8.66	8.37	18.20	16.88
Average common shares outstanding	34,058	34,058	34,058	34,058
Diluted average common shares outstanding	34,058	34,058	34,058	34,058
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Jun 30, 2018	Dec 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans	33,599,587	35,865,176
Allowance for loan losses	(112,381)	(129,360)
Net loans	33,487,206	35,735,816
Accounts receivable - affiliates, net	169,376	113,755
Other assets	90,570	96,028
Total assets	$33,747,152	35,945,599
Liabilities
Line of credit with Bank	$1,349,256	3,551,426
Other liabilities	10,092	3,910
Total liabilities	1,359,348	3,555,336
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(163,307)	(160,848)
Total stockholders’ equity	32,387,804	32,390,263
Total liabilities and stockholders’ equity	$33,747,152	35,945,599
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	577,197	577,197
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $16.88 per share	—	—	—	(575,000)	(575,000)
Balance, June 30, 2017	$110	341	32,550,660	(163,524)	32,387,587
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263
Net income	—	—	—	626,335	626,335
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $18.20 per share	—	—	—	(620,000)	(620,000)
Balance, June 30, 2018	$110	341	32,550,660	(163,307)	32,387,804
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$626,335	577,197
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(9,319)	(6,262)
Provision (reversal of provision) for credit losses	(16,066)	26,201
Other operating activities, net	26,616	(11,081)
Net cash provided by operating activities	627,566	586,055
Cash flows from investing activities:
Increase in cash realized from
Loans:
Acquisitions	—	(4,707,964)
Proceeds from payments and sales	2,199,001	2,174,173
Net cash provided (used) by investing activities	2,199,001	(2,533,791)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	650,797	1,561,588
Repayments of line of credit with Bank	(2,852,967)	—
Cash dividends paid	(624,397)	(583,794)
Net cash provided (used) by financing activities	(2,826,567)	977,794
Net change in cash and cash equivalents	—	(969,942)
Cash and cash equivalents at beginning of period	—	971,349
Cash and cash equivalents at end of period	$—	1,407
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$7,063	6,263
Preferred dividends payable	4,397	—
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K). There were no material changes to these policies in second quarter 2018. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
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

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2018. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia and Texas. These markets include approximately 56% of our total loan balance at June 30, 2018.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total reductions and additions for unamortized premiums, discounts and other adjustments were less than 1% of outstanding balances at June 30, 2018 and December 31, 2017.

(in thousands)	Jun 30, 2018	Dec 31, 2017
Total commercial	$2,874,580	3,325,939
Consumer:
Real estate 1-4 family first mortgage	29,971,419	31,683,651
Real estate 1-4 family junior lien mortgage	753,588	855,586
Total consumer	30,725,007	32,539,237
Total loans	$33,599,587	35,865,176

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2018			2017
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Loan acquisitions	$—	—	—	—	4,707,964	4,707,964
Loan sales	—	(2,134)	(2,134)	—	(42,834)	(42,834)
Six months ended June 30,
Loan acquisitions	$—	—	—	—	4,707,964	4,707,964
Loan sales	—	(5,775)	(5,775)	—	(57,029)	(57,029)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $550.4 million at June 30, 2018 and $507.8 million at December 31, 2017.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$124,066	127,334	$130,661	125,029
Provision (reversal of provision) for credit losses	(10,212)	18,118	(16,066)	26,201
Interest income on certain impaired loans (1)	(904)	(1,267)	(2,151)	(2,608)
Loan charge-offs:
Total commercial	—	—	—	(11)
Consumer:
Real estate 1-4 family first mortgage	(1,662)	(2,232)	(2,754)	(5,800)
Real estate 1-4 family junior lien mortgage	(2,193)	(2,719)	(4,991)	(7,967)
Total consumer	(3,855)	(4,951)	(7,745)	(13,767)
Total loan charge-offs	(3,855)	(4,951)	(7,745)	(13,778)
Loan recoveries:
Total commercial	13	12	28	29
Consumer:
Real estate 1-4 family first mortgage	3,167	2,042	5,351	3,153
Real estate 1-4 family junior lien mortgage	1,461	3,159	3,658	6,421
Total consumer	4,628	5,201	9,009	9,574
Total loan recoveries	4,641	5,213	9,037	9,603
Net loan recoveries (charge-offs)	786	262	1,292	(4,175)
Balance, end of period	$113,736	144,447	$113,736	144,447
Components:
Allowance for loan losses	$112,381	143,389	$112,381	143,389
Allowance for unfunded credit commitments	1,355	1,058	1,355	1,058
Allowance for credit losses	$113,736	144,447	$113,736	144,447
Net loan (recoveries) charge-offs as a percentage of average total loans (2)	(0.01)%	—	(0.01)%	0.03
Allowance for loan losses as a percentage of total loans	0.33	0.42	0.33	0.42
Allowance for credit losses as a percentage of total loans	0.34	0.43	0.34	0.43

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

(2)	Quarterly net charge-offs (recoveries) as a percentage of average total loans are annualized.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2018			2017
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$27,020	97,046	124,066	28,192	99,142	127,334
Provision (reversal of provision) for credit losses	(1,177)	(9,035)	(10,212)	(829)	18,947	18,118
Interest income on certain impaired loans	—	(904)	(904)	—	(1,267)	(1,267)

Loan charge-offs	—	(3,855)	(3,855)	—	(4,951)	(4,951)
Loan recoveries	13	4,628	4,641	12	5,201	5,213
Net loan recoveries	13	773	786	12	250	262
Balance, end of period	$25,856	87,880	113,736	27,375	117,072	144,447

Six months ended June 30,
Balance, beginning of period	$28,085	102,576	130,661	29,644	95,385	125,029
Provision (reversal of provision) for credit losses	(2,257)	(13,809)	(16,066)	(2,287)	28,488	26,201
Interest income on certain impaired loans	—	(2,151)	(2,151)	—	(2,608)	(2,608)

Loan charge-offs	—	(7,745)	(7,745)	(11)	(13,767)	(13,778)
Loan recoveries	28	9,009	9,037	29	9,574	9,603
Net loan recoveries (charge-offs)	28	1,264	1,292	18	(4,193)	(4,175)
Balance, end of period	$25,856	87,880	113,736	27,375	117,072	144,447
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2018
Collectively evaluated (1)	$24,924	37,196	62,120	2,871,456	30,335,485	33,206,941
Individually evaluated (2)	932	50,684	51,616	3,124	381,729	384,853
Purchased credit-impaired (PCI) (3)	—	—	—	—	7,793	7,793
Total	$25,856	87,880	113,736	2,874,580	30,725,007	33,599,587
December 31, 2017
Collectively evaluated (1)	$27,192	46,664	73,856	3,322,947	32,123,483	35,446,430
Individually evaluated (2)	893	55,912	56,805	2,992	406,736	409,728
PCI (3)	—	—	—	—	9,018	9,018
Total	$28,085	102,576	130,661	3,325,939	32,539,237	35,865,176

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2018.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
June 30, 2018
By risk category:
Pass	$2,813,239
Criticized	61,341
Total commercial loans	$2,874,580
December 31, 2017
By risk category:
Pass	$3,316,604
Criticized	9,335
Total commercial loans	$3,325,939

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
June 30, 2018
By delinquency status:
Current-29 days past due (DPD) and still accruing	$2,861,261
30-89 DPD and still accruing	10,813
90+ DPD and still accruing	—
Nonaccrual loans	2,506
Total commercial loans	$2,874,580
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$3,320,666
30-89 DPD and still accruing	1,977
90+ DPD and still accruing	990
Nonaccrual loans	2,306
Total commercial loans	$3,325,939

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2018
By delinquency status:
Current-29 DPD	$29,854,089	726,097	30,580,186
30-59 DPD	37,441	11,232	48,673
60-89 DPD	16,908	4,782	21,690
90-119 DPD	5,268	1,701	6,969
120-179 DPD	9,941	3,634	13,575
180+ DPD	52,882	9,333	62,215
Remaining PCI accounting adjustments	(5,110)	(3,191)	(8,301)
Total consumer loans	$29,971,419	753,588	30,725,007
December 31, 2017
By delinquency status:
Current-29 DPD	$31,529,774	819,000	32,348,774
30-59 DPD	63,591	13,663	77,254
60-89 DPD	20,770	6,245	27,015
90-119 DPD	15,384	5,462	20,846
120-179 DPD	9,235	3,648	12,883
180+ DPD	50,323	10,917	61,240
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2018
By FICO:
< 600	$150,095	55,638	205,733
600-639	124,128	43,696	167,824
640-679	280,354	75,487	355,841
680-719	855,632	129,571	985,203
720-759	2,236,435	140,397	2,376,832
760-799	5,439,705	114,901	5,554,606
800+	20,695,474	171,029	20,866,503
No FICO available	194,706	26,060	220,766
Remaining PCI accounting adjustments	(5,110)	(3,191)	(8,301)
Total consumer loans	$29,971,419	753,588	30,725,007
December 31, 2017
By FICO:
< 600	$179,829	74,644	254,473
600-639	138,782	50,676	189,458
640-679	307,999	88,948	396,947
680-719	988,162	150,180	1,138,342
720-759	2,556,013	159,309	2,715,322
760-799	5,957,929	126,785	6,084,714
800+	21,359,614	191,851	21,551,465
No FICO available	200,749	16,542	217,291
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
June 30, 2018
By LTV/CLTV:
0-60%	$17,947,436	279,013	18,226,449
60.01-80%	10,887,344	223,329	11,110,673
80.01-100%	969,317	162,613	1,131,930
100.01-120% (1)	112,405	63,361	175,766
> 120% (1)	45,140	26,363	71,503
No LTV/CLTV available	14,887	2,100	16,987
Remaining PCI accounting adjustments	(5,110)	(3,191)	(8,301)
Total consumer loans	$29,971,419	753,588	30,725,007
December 31, 2017
By LTV/CLTV:
0-60%	$17,500,078	307,358	17,807,436
60.01-80%	12,827,337	240,888	13,068,225
80.01-100%	1,153,304	196,456	1,349,760
100.01-120% (1)	129,637	80,636	210,273
> 120% (1)	64,239	32,224	96,463
No LTV/CLTV available	14,482	1,373	15,855
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield, independent of performance in accordance with their contractual terms.

(in thousands)	Jun 30, 2018	Dec 31, 2017
Total commercial	$2,506	2,306
Consumer:
Real estate 1-4 family first mortgage	147,574	150,381
Real estate 1-4 family junior lien mortgage	37,553	44,703
Total consumer	185,127	195,084
Total nonaccrual loans (excluding PCI)	$187,633	197,390

LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $50.3 million and $41.7 million at June 30, 2018 and December 31, 2017, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $504 thousand at June 30, 2018, and $699 thousand at December 31, 2017, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Jun 30, 2018	Dec 31, 2017
Total commercial	$—	990
Consumer:
Real estate 1-4 family first mortgage	2,321	9,001
Real estate 1-4 family junior lien mortgage	320	2,914
Total consumer	2,641	11,915
Total past due (excluding PCI)	$2,641	12,905

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $6.0 million at June 30, 2018 and $7.5 million at December 31, 2017.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2018
Total commercial	$4,066	3,124	3,124	932
Consumer:
Real estate 1-4 family first mortgage	355,779	298,473	196,791	33,883
Real estate 1-4 family junior lien mortgage	92,160	83,256	66,056	16,801
Total consumer	447,939	381,729	262,847	50,684
Total impaired loans (excluding PCI)	$452,005	384,853	265,971	51,616
December 31, 2017
Total commercial	$3,714	2,992	2,992	893
Consumer:
Real estate 1-4 family first mortgage	377,877	315,529	215,109	37,090
Real estate 1-4 family junior lien mortgage	100,228	91,207	73,261	18,822
Total consumer	478,105	406,736	288,370	55,912
Total impaired loans (excluding PCI)	$481,819	409,728	291,362	56,805

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$3,146	15	4,090	11	3,068	27	3,669	23
Consumer:
Real estate 1-4 family first mortgage	303,572	4,794	339,082	5,347	308,252	9,754	342,657	10,753
Real estate 1-4 family junior lien mortgage	85,516	1,736	96,980	2,050	87,480	3,684	98,472	4,199
Total consumer	389,088	6,530	436,062	7,397	395,732	13,438	441,129	14,952
Total impaired loans	$392,234	6,545	440,152	7,408	398,800	13,465	444,798	14,975
Interest income:
Cash basis of accounting		$2,010		2,157		3,907		4,315
Other (1)		4,535		5,251		9,558		10,660
Total interest income		$6,545		7,408		13,465		14,975

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $384.9 million and $409.7 million at June 30, 2018 and December 31, 2017, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2018
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	1,359	172	5,527	7,058	80	2.65	1,387
Real estate 1-4 family junior lien mortgage	—	255	1,718	1,973	1	2.78	255
Trial modifications (6)	—	—	597	597	—	—	—
Total consumer	1,359	427	7,842	9,628	81	2.67	1,642
Total	$1,359	427	7,842	9,628	81	2.67%	$1,642
Quarter ended June 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	2,339	2,211	2,169	6,719	87	3.59	3,898
Real estate 1-4 family junior lien mortgage	463	556	540	1,559	135	3.88	870
Trial modifications (6)	—	—	1,871	1,871	—	—	—
Total consumer	2,802	2,767	4,580	10,149	222	3.65	4,768
Total	$2,802	2,767	4,580	10,149	222	3.65%	$4,768

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2018
Total commercial	$—	—	2,067	2,067	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	3,408	172	11,129	14,709	156	2.42	2,487
Real estate 1-4 family junior lien mortgage	44	337	3,695	4,076	12	2.66	337
Trial modifications (6)	—	—	(992)	(992)	—	—	—
Total consumer	3,452	509	13,832	17,793	168	2.45	2,824
Total	$3,452	509	15,899	19,860	168	2.45%	$2,824
Six months ended June 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	6,444	5,095	5,156	16,695	528	3.45	8,689
Real estate 1-4 family junior lien mortgage	1,089	1,763	1,579	4,431	316	4.56	2,246
Trial modifications (6)	—	—	678	678	—	—	—
Total consumer	7,533	6,858	7,413	21,804	844	3.68	10,935
Total	$7,533	6,858	7,413	21,804	844	3.68%	$10,935

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $2.6 million and $1.8 million for the quarters ended June 30, 2018 and 2017, and $6.8 million and $5.0 million for the first half of 2018 and 2017, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $206 thousand and $222 thousand for the quarters ended June 30, 2018 and 2017, and $318 thousand and $618 thousand for the first half of 2018 and 2017, respectively.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Total commercial	$1,855	—	1,855	—
Consumer:
Real estate 1-4 family first mortgage	387	651	1,117	1,070
Real estate 1-4 family junior lien mortgage	170	506	225	563
Total consumer	557	1,157	1,342	1,633
Total	$2,412	1,157	3,197	1,633

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of June 30, 2018 and December 31, 2017, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2017 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2018
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	33,487,206	—	—	33,241,545	33,241,545

Financial liabilities
Line of credit with Bank (1)	1,349,256	—	—	1,349,256	1,349,256
December 31, 2017
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,735,816	—	—	36,407,260	36,407,260

Financial liabilities
Line of credit with Bank (1)	3,551,426	—	—	3,551,426	3,551,426

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			June 30, 2018 and December 31, 2017
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

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

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At June 30, 2018, the dividend coverage ratio was 7,208%.

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

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Income statement data
Interest income:
Net accretion of adjustments on loans	$5,041	2,369	9,319	6,262
Interest on deposits	—	5,716	—	8,496
Total interest income	5,041	8,085	9,319	14,758
Pledge fees	—	14,875	6,037	28,474
Interest expense	11,860	250	26,262	250
Loan servicing costs	21,360	19,236	43,282	37,988
Management fees	11,750	5,859	18,010	12,771

(in thousands)	Jun 30, 2018	Dec 31, 2017
Balance sheet related data
Cash and cash equivalents	$—	—
Loan acquisitions (year-to-date)	—	9,162,579
Loan sales (book value) (year-to-date)	(5,776)	(121,210)
Pledged loans (carrying value) (1)	—	24,323,830
Foreclosed asset sales (year-to-date)	(6,937)	(11,495)
Line of credit with Bank	1,349,256	3,551,426
Accounts receivable - affiliates, net	169,376	113,755

(1)	There were no pledged loans at June 30, 2018. The fair value of pledged loans was approximately $24.8 billion at December 31, 2017.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At June 30, 2018 and June 30, 2017, the fee was equal to an annual rate of 15 basis points (0.15%) and 34 basis points (0.34%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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
Dated: August 6, 2018