Form 10-Q
period 2018-09-30
Wells Fargo Real Estate Investment Corp.
filed 2018-11-05
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 29, 2018, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			September 30, 2018 from		Nine months ended
($ in thousands, except per share data)	Sep 30, 2018	Jun 30, 2018	Sep 30, 2017	Jun 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	% Change
For the period
Net income	$301,123	307,303	326,540	(2)%	(8)	$927,458	903,737	3%
Net income applicable to common stock	296,726	302,906	322,143	(2)	(8)	914,267	890,546	3
Diluted earnings per common share	8.71	8.89	9.46	(2)	(8)	26.84	26.15	3
Profitability ratios
Return on average assets	3.59%	3.57	3.87	1	(7)	3.60%	3.62	(1)
Return on average stockholders’ equity	3.68	3.79	3.99	(3)	(8)	3.82	3.73	2
Average stockholders’ equity to average assets	97.42	94.28	96.78	3	1	94.35	97.28	(3)
Common dividend payout ratio (1)	96.10	97.41	99.37	(1)	(3)	98.99	100.50	(2)
Dividend coverage ratio (2)	7,064	7,208	6,837	(2)	3	7,064	6,837	3
Total revenue	$330,025	333,504	345,155	(1)	(4)	$1,007,049	1,004,061	—
Average loans	33,024,229	34,234,880	33,243,173	(4)	(1)	34,186,792	31,802,058	7
Average assets	33,288,067	34,499,277	33,516,352	(4)	(1)	34,443,845	33,338,443	3
Net interest margin	3.99%	3.90	3.96	2	1	3.90%	3.87	1
Net loan charge-offs (recoveries)	$(119)	(786)	1,156	(85)	NM	$(1,411)	5,331	NM
As a percentage of average total loans (annualized)	—%	(0.01)	0.01	(100)	(100)	(0.01)%	0.02	NM
At period end
Loans	$32,510,311	33,599,587	32,697,065	(3)	(1)	$32,510,311	32,697,065	(1)
Allowance for loan losses	104,556	112,381	129,116	(7)	(19)	104,556	129,116	(19)
As a percentage of total loans	0.32%	0.33	0.39	(3)	(18)	0.32%	0.39	(18)
Assets	$32,589,234	33,747,152	32,738,812	(3)	—	$32,589,234	32,738,812	—
Total stockholders’ equity	32,399,530	32,387,804	32,389,730	—	—	32,399,530	32,389,730	—
Total nonaccrual loans and foreclosed assets	182,513	190,136	200,896	(4)	(9)	182,513	200,896	(9)
As a percentage of total loans	0.56%	0.57	0.61	(2)	(8)	0.56%	0.61	(8)
Loans 90 days or more past due and still accruing (3)	$6,118	2,641	6,174	132	(1)	$6,118	6,174	(1)
NM - Not meaningful

(1)	Dividends declared per common share as a percentage of earnings per common share.

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
As of September 30, 2018, we had $32.6 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
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

Financial Performance
We earned net income and net income applicable to common stock of $301.1 million and $296.7 million, respectively, in third quarter 2018, or $8.71 diluted earnings per common share, compared with $326.5 million and $322.1 million, respectively, in third quarter 2017, or $9.46 diluted earnings per common share. For the first nine months of 2018, net income and net income applicable to common stock were $927.5 million and $914.3 million, respectively, or $26.84 diluted earnings per common share, compared with $903.7 million and $890.5 million, respectively, for the same period a year ago, or $26.15 diluted earnings per common share. The decrease in net income in the third quarter of 2018 was due to lower pledge fees, a lower reversal of provision for credit losses and an increase in noninterest expense. The increase in net income for the first nine months of 2018 was attributable to an increase in net interest income and reversal of provision for credit losses, partially offset by a decrease in pledge fees and an increase in noninterest expense.

Loans
Total loans were $32.5 billion at September 30, 2018, compared with $35.9 billion at December 31, 2017. Net loans represented 99% of assets at both September 30, 2018 and December 31, 2017.
Credit quality, as measured by net charge-offs, nonaccrual loans and delinquencies, remained strong during third quarter 2018. Net recoveries were $119 thousand and $1.4 million in the third quarter and first nine months of 2018, compared with net charge-offs of $1.2 million and $5.3 million in the third quarter and first nine months of 2017. These results reflect the benefit of continued improvement in the housing market driving favorable performance in our residential real estate portfolio. Nonaccrual loans were $179.9 million at September 30, 2018, compared with $197.4 million at December 31, 2017. Loans 90 days or more past due and still accruing were $6.1 million at September 30, 2018, compared with $12.9 million at December 31, 2017. Delinquencies remain a small percentage of our loan balances.

Reversal of provision for credit losses was $6.8 million and $22.9 million in the third quarter and first nine months of 2018, compared with reversal of provision for credit losses of $11.5 million and provision for credit losses of $14.7 million for the same periods in 2017. The reversal of provision was lower in the third quarter of 2018 compared with a year ago due to a decrease in allowance release as continued portfolio improvement stabilizes. The reversal of provision in the first nine months of 2018 compared to the provision a year ago reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $13.1 million in the third quarter and first nine months, respectively, of both 2018 and 2017. Dividends declared to holders of our Series B preferred stock totaled $14 thousand and $42 thousand in the third quarter and first nine months, respectively, of both 2018 and 2017.
Dividends declared to the holders of our common stock totaled $285.0 million and $905.0 million for the third quarter and first nine months of 2018, respectively, compared with $320.0 million and $895.0 million for the same periods in 2017.

Earnings Performance

Net Income
We earned net income of $301.1 million and $326.5 million in third quarter 2018 and 2017, respectively. For the first nine months of 2018, net income was $927.5 million, compared with $903.7 million for the same period a year ago. The decrease in net income in the third quarter of 2018 was due to lower pledge fee income, a lower reversal of provision for credit losses, and an increase in noninterest expense. The increase in net income for the first nine months of 2018 was attributable to an increase in net interest income and reversal of provision for credit losses, partially offset by a decrease in pledge fees and an increase in noninterest expense.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $329.9 million and $1.0 billion in the third quarter and first nine months of 2018, respectively, compared with $329.6 million and $959.8 million for the same periods a year ago. Third quarter 2018 reflected an increase in commercial loan yield, offset by a decrease in real estate 1-4 family mortgage loan yield compared with a year ago. The increase in net interest income in the first nine months of 2018 was attributable to an increase in interest income resulting from a higher average loan balance and higher yield, partially offset by an increase in interest expense.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.99% and 3.90% in the third quarter and first nine months of 2018, respectively, compared with 3.96% and 3.87% for the same periods a year ago. Interest income in the third quarter and first nine months of 2018 included net accretion of adjustments on loans of $5.0 million and $14.3 million, respectively, compared with $4.1 million and $10.4 million a year ago. Loan paydowns and payoffs annualized represented 12.9% of average loan balances for both the third quarter and first nine months of 2018, respectively, compared with 13.3% and 13.4% during the same periods a year ago.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Average borrowings for third quarter 2018 and 2017 were $757.5 million and $968.3 million, respectively, at weighted average interest rates of 2.41% and 1.30%, respectively. Average borrowings for the first nine months of 2018 and 2017 were $1.9 billion and $352.0 million, respectively, at weighted average interest rates of 2.16% and 1.30%, respectively. Effective October 2017, the rate of interest on the line of credit was changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%).
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Interest Income

	Quarter ended September 30,
			2018			2017
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,763,794	29,401	4.22%	$3,554,112	30,397	3.39%
Real estate 1-4 family mortgage loans	30,260,435	305,072	4.03	29,689,061	302,349	4.07
Interest-bearing deposits	2,243	12	2.07	474	2	1.17
Total interest-earning assets	$33,026,472	334,485	4.04	$33,243,647	332,748	4.00
Funding sources
Line of credit with Bank	$757,455	4,604	2.41	$968,313	3,173	1.30
Total interest-bearing liabilities	$757,455	4,604	2.41	$968,313	3,173	1.30
Net interest margin and net interest income		$329,881	3.99%		$329,575	3.96%
	Nine months ended September 30,
			2018			2017
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$3,008,863	90,250	4.01%	$3,717,154	85,726	3.08%
Real estate 1-4 family mortgage loans	31,177,929	941,094	4.03	28,084,905	869,005	4.13
Interest-bearing deposits	756	12	2.07	1,313,619	8,498	0.86
Total interest-earning assets	$34,187,548	1,031,356	4.02	$33,115,678	963,229	3.88
Funding sources
Line of credit with Bank	$1,907,366	30,866	2.16	$352,017	3,423	1.30
Total interest-bearing liabilities	$1,907,366	30,866	2.16	$352,017	3,423	1.30
Net interest margin and net interest income		$1,000,490	3.90%		$959,806	3.87%

Provision for Credit Losses
Reversal of provision for credit losses was $6.8 million and $22.9 million in the third quarter and first nine months of 2018, respectively, compared with reversal of provision for credit losses of $11.5 million and provision for credit losses of $14.7 million for the same periods a year ago. The reversal of provision was lower in the third quarter of 2018 compared with a year ago due to a decrease in allowance release as continued portfolio improvement stabilizes. The reversal of provision in the first nine months of 2018 compared to the provision a year ago reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio. See the “Balance Sheet Analysis” and "Risk Management – Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income was $144 thousand and $6.6 million in the third quarter and first nine months of 2018, respectively, compared with $15.6 million and $44.3 million for the same periods a year ago. The decrease in the third quarter and first nine months of 2018 was attributable to a decrease in pledge fees, a result of having no loans pledged during second and third quarter 2018.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We did not earn pledge fees in third quarter 2018. Pledge fees were $6.0 million in the first nine months of 2018. Pledge fees were $15.9 million and $44.3 million in the third quarter and first nine months of 2017, respectively.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense was $35.7 million and $102.5 million in the third quarter and first nine months of 2018, respectively, compared with $30.2 million and $85.7 million for the same periods a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs were $20.6 million for both the third quarter of 2018 and 2017. Loan servicing costs were $63.8 million in the first nine months of 2018, respectively, compared with $58.6 million for the same period a year ago. The increase in the first nine months of 2018 was attributable to a higher average loan balance.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $11.0 million and $29.0 million in the third quarter and first nine months of 2018, compared with $6.4 million and $19.2 million for the same periods a year ago.
Foreclosed assets expense was $4.0 million and $9.2 million in the third quarter and first nine months of 2018, respectively, compared with $2.7 million and $7.1 million for the same periods a year ago. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $32.6 billion at September 30, 2018, and $35.9 billion at December 31, 2017.
Loans
Loans were $32.5 billion at September 30, 2018, and $35.9 billion at December 31, 2017. We did not acquire loans in the third quarter and first nine months of 2018. We did not acquire loans in the third quarter of 2017. In the first nine months of 2017, we acquired $4.7 billion of consumer loans from the Bank at their estimated fair value. At September 30, 2018 and December 31, 2017, consumer loans represented 92% and 91% of loans, respectively, and commercial loans represented the remaining balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses, which decreased $24.8 million to $104.6 million at September 30, 2018, from $129.4 million at December 31, 2017, reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio.
At September 30, 2018, the allowance for loan losses included $82.5 million for consumer loans and $22.1 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management – Credit Risk Management – Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Receivable—Affiliates, Net
Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $5.0 billion line of credit with the Bank to finance loan acquisitions. At September 30, 2018 and December 31, 2017, we had $182.2 million and $3.6 billion outstanding, respectively.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Total commercial	$2,639,772	3,325,939	3.1	3.2
Consumer:
Real estate 1-4 family first mortgage	29,162,590	31,683,651	24.5	25.1
Real estate 1-4 family junior lien mortgage	707,949	855,586	15.1	15.4
Total consumer	29,870,539	32,539,237	24.2	24.8
Total loans	$32,510,311	35,865,176	22.5	22.8
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	September 30, 2018
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,241,468	8,183,514	7,810	9,432,792	29%
New York	9,332	3,079,324	44,425	3,133,081	10
Washington	133,048	2,004,212	937	2,138,197	7
Virginia	50,844	1,706,072	72,453	1,829,369	6
Texas	71,030	1,165,982	8,720	1,245,732	4
All other states	1,134,050	13,023,486	573,604	14,731,140	44
Total loans	$2,639,772	29,162,590	707,949	32,510,311	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at September 30, 2018. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. All of the loans in our C&I portfolio were unsecured at September 30, 2018.

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

Table 4: CSRE Loans by State and Property Type

	September 30, 2018
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,241,468	47%
Florida	201,411	8
Utah	155,733	6
Oregon	145,900	6
Washington	133,048	5
All other states	738,519	28
Total loans	$2,616,079	100%
By property type:
Office buildings	$639,648	24%
Shopping centers	516,226	20
Warehouses	394,413	15
Retail establishments (restaurants, stores)	332,973	13
5 + multifamily residences	332,918	13
Mini-storage	110,369	4
Commercial/industrial (non-residential)	91,625	4
Manufacturing plants	63,847	2
Motels/hotels	59,075	2
Research and development	45,106	2
Other	29,879	1
Total loans	$2,616,079	100%

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
We modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2017 Form 10-K.
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in third quarter 2018, as measured through net charge-offs, nonaccrual loans and delinquencies.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	September 30, 2018
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio (1)
California	$8,191,324	44%
New York	3,123,749	58
Washington	2,005,149	49
Virginia	1,778,525	61
Texas	1,174,702	56
All other states	13,597,090	59
Total loans	$29,870,539	54

(1)
Collateral values are generally determined using AVMs and are updated quarterly. AVMs are computer-based tools used to estimate market values of homes based on processing large volumes of market data including market comparables and price trends for local market areas.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (recoveries) (annualized) as a percentage of average loans improved to (0.02)% in both the third quarter and first nine months of 2018, compared with less than 0.01% and 0.01% for the same periods a year ago. Nonaccrual loans were

$142.0 million at September 30, 2018, compared with $150.4 million at December 31, 2017.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
California	$8,183,327	8,852,383	0.11%	0.15	—	—	—	—	—
New York	3,078,782	3,268,458	0.57	0.45	0.06	0.02	—	0.02	0.01
Washington	2,004,212	2,149,416	0.11	0.03	(0.01)	—	(0.01)	—	(0.01)
Virginia	1,705,190	1,818,445	0.40	0.51	(0.02)	(0.02)	(0.02)	0.01	0.02
Texas	1,165,947	1,289,611	0.17	0.44	(0.01)	—	0.02	(0.01)	0.01
All other states	13,017,527	14,296,320	0.86	0.90	(0.04)	(0.05)	(0.03)	0.01	—
Total	29,154,985	31,674,633	0.51	0.54	(0.02)	(0.02)	(0.01)	0.01	—
PCI	7,605	9,018
Total first mortgages	$29,162,590	31,683,651

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (annualized) as a percentage of average loans were 0.58% and 0.41% in the third quarter and first nine months of 2018 compared with 0.40% and 0.33% for the same periods a year ago. Nonaccrual loans were $35.9 million at September 30, 2018, compared with $44.7 million at December 31, 2017.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
New Jersey	$155,073	183,405	3.66%	5.42	1.43	2.31	0.73	(0.18)	1.06
Pennsylvania	111,007	133,313	4.65	5.29	0.92	0.43	(0.67)	0.21	0.86
Florida	92,171	112,437	3.37	2.65	(0.14)	(0.08)	(1.31)	(0.51)	(0.56)
Virginia	72,453	88,017	2.85	5.22	0.41	(1.30)	2.59	(0.86)	1.26
Georgia	48,804	60,259	2.16	2.70	0.16	(0.07)	(0.78)	(1.41)	(1.96)
All other states	228,441	278,155	5.19	4.73	0.27	(0.14)	0.63	(0.55)	0.38
Total	707,949	855,586	4.08	4.60	0.58	0.37	0.29	(0.44)	0.40
PCI	—	—
Total junior lien mortgages	$707,949	855,586

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. We generally place loans on nonaccrual status when:

•	the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any);

•	they are 120 days with respect to real estate 1-4 family first and junior lien mortgages (90 days with respect to commercial) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off;

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status; or

•	consumer real estate loans receive notification of bankruptcy, regardless of their delinquency status.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Nonaccrual loans:
Total commercial	$2,016	2,506	2,519	2,306	3,325
Consumer:
Real estate 1-4 family first mortgage	141,953	147,574	152,510	150,381	152,861
Real estate 1-4 family junior lien mortgage	35,948	37,553	42,161	44,703	42,237
Total consumer	177,901	185,127	194,671	195,084	195,098
Total nonaccrual loans (1)	179,917	187,633	197,190	197,390	198,423
Foreclosed assets	2,596	2,503	2,259	2,377	2,473
Total nonperforming assets	$182,513	190,136	199,449	199,767	200,896
As a percentage of total loans	0.56%	0.57	0.57	0.56	0.61

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $182.5 million (0.56% of total loans) at September 30, 2018, and included $179.9 million of nonaccrual loans. Total NPAs were $199.8 million (0.56% of total loans) at December 31, 2017, and included $197.4 million of nonaccrual loans.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Commercial:
Balance, beginning of period	$2,506	2,519	2,306	3,325	3,144
Inflows	—	241	252	140	214
Outflows	(490)	(254)	(39)	(1,159)	(33)
Balance, end of period	2,016	2,506	2,519	2,306	3,325
Consumer:
Balance, beginning of period	185,127	194,671	195,084	195,098	200,470
Inflows	19,111	23,551	32,155	36,586	31,201
Outflows:
Returned to accruing	(12,164)	(14,291)	(15,190)	(18,388)	(17,063)
Foreclosures	(3,278)	(2,326)	(4,899)	(2,596)	(2,286)
Charge-offs	(2,538)	(2,277)	(3,396)	(4,680)	(3,508)
Payment, sales and other	(8,357)	(14,201)	(9,083)	(10,936)	(13,716)
Total outflows	(26,337)	(33,095)	(32,568)	(36,600)	(36,573)
Balance, end of period	177,901	185,127	194,671	195,084	195,098
Total nonaccrual loans (excluding PCI)	$179,917	187,633	197,190	197,390	198,423

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $45.9 million and $56.8 million at September 30, 2018 and December 31, 2017, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

For more information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section of our 2017 Form 10-K.
Table 11 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.
Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Total commercial TDRs	$2,509	3,124	3,152	2,992	3,035
Consumer:
Real estate 1-4 family first mortgage	289,563	294,171	305,212	309,678	316,831
Real estate 1-4 family junior lien mortgage	78,802	81,578	86,659	89,560	91,534
Trial modifications	5,044	5,980	5,557	7,498	8,799
Total consumer TDRs	373,409	381,729	397,428	406,736	417,164
Total TDRs	$375,918	384,853	400,580	409,728	420,199
TDRs on nonaccrual status	$113,893	115,672	118,659	116,885	119,122
TDRs on accrual status	262,025	269,181	281,921	292,843	301,077
Total TDRs	$375,918	384,853	400,580	409,728	420,199
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Commercial:
Balance, beginning of period	$3,124	3,152	2,992	3,035	3,078
Inflows (1)	350	—	203	—	—
Outflows (2)	(965)	(28)	(43)	(43)	(43)
Balance, end of period	2,509	3,124	3,152	2,992	3,035
Consumer:
Balance, beginning of period	381,729	397,428	406,736	417,164	429,390
Inflows (1)	5,872	6,476	7,520	6,187	5,539
Outflows:
Charge-offs	(249)	(388)	(380)	(269)	(995)
Foreclosures	(1,298)	(2,734)	(825)	(640)	(657)
Payments, sales and other (2)	(11,710)	(19,476)	(13,682)	(14,405)	(14,747)
Net change in trial modifications (3)	(935)	423	(1,941)	(1,301)	(1,366)
Balance, end of period	373,409	381,729	397,428	406,736	417,164
Total TDRs	$375,918	384,853	400,580	409,728	420,199

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended September 30, June 30 and March 31, 2018, and December 31 and September 30, 2017, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Loans 90 days or more past due and still accruing were less than 1% of loans at both September 30, 2018 and December 31, 2017.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Total commercial	$—	—	2,854	990	991
Consumer:
Real estate 1-4 family first mortgage	4,640	2,321	3,999	9,001	3,685
Real estate 1-4 family junior lien mortgage	1,478	320	1,419	2,914	1,498
Total consumer	6,118	2,641	5,418	11,915	5,183
Total past due (excluding PCI)	$6,118	2,641	8,272	12,905	6,174

(1)
PCI loans of $422 thousand, $504 thousand, $529 thousand, $699 thousand and $853 thousand at September 30, June 30 and March 31,2018, and December 31 and September 30, 2017, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs for third quarter 2018 and the previous four quarters. Substantially all net charge-offs (recoveries) were in consumer real estate. Net charge-offs were in a net recovery position of $119 thousand in third quarter 2018, compared with net charge-offs of $1.2 million in third quarter 2017, respectively.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Sep 30, 2018		Jun 30, 2018		Mar 31, 2018		Dec 31, 2017		Sep 30, 2017
(in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(12)	—%	$(13)	—%	$(15)	—%	$(396)	(0.05)%	$(59)	(0.01)%
Consumer:
Real estate 1-4 family first mortgage	(1,171)	(0.02)	(1,505)	(0.02)	(1,092)	(0.01)	(1,417)	(0.02)	276	—
Real estate 1-4 family junior lien mortgage	1,064	0.58	732	0.37	601	0.29	(978)	(0.44)	939	0.40
Total consumer	(107)	—	(773)	(0.01)	(491)	(0.01)	(2,395)	(0.03)	1,215	0.02
Total	$(119)	—%	$(786)	(0.01)%	$(506)	(0.01)%	$(2,791)	(0.03)%	$1,156	0.01%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at September 30, 2018.
The allowance for loan losses which decreased $24.8 million to $104.6 million at September 30, 2018, from $129.4 million at December 31, 2017, reflected continued improvement in the housing market driving favorable performance in our residential real estate portfolio.
We believe the allowance for credit losses of $106.2 million at September 30, 2018, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2017 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Sep 30, 2018		Jun 30, 2018		Mar 31, 2018		Dec 31, 2017		Sep 30, 2017
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$23,722	8%	$25,856	9%	$27,020	9%	$28,085	9%	$26,577	11%
Consumer:
Real estate 1-4 family first mortgage	59,026	90	61,702	89	67,780	89	71,341	88	72,941	86
Real estate 1-4 family junior lien mortgage	23,454	2	26,178	2	29,266	2	31,235	3	30,905	3
Total consumer	82,480	92	87,880	91	97,046	91	102,576	91	103,846	89
Total	$106,202	100%	$113,736	100%	$124,066	100%	$130,661	100%	$130,423	100%

	Quarter ended
(in thousands)	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017
Components:
Allowance for loan losses	$104,556	112,381	122,863	129,360	129,116
Allowance for unfunded credit commitments	1,646	1,355	1,203	1,301	1,307
Allowance for credit losses	$106,202	113,736	124,066	130,661	130,423
Allowance for loan losses as a percentage of total loans	0.32%	0.33	0.35	0.36	0.39
Allowance for loan losses as a percentage of annualized net charge-offs	NM	NM	NM	NM	NM
Allowance for credit losses as a percentage of total loans	0.33	0.34	0.36	0.36	0.40
Allowance for credit losses as a percentage of total nonaccrual loans	59.03	60.62	62.92	66.19	65.73
NM – Not meaningful

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At September 30, 2018, 12% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At September 30, 2018, approximately 88% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At September 30, 2018, 12% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At September 30, 2018, our liabilities were 1% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At September 30, 2018 there was $182.2 million outstanding on our Bank line of credit. The rate of interest is three-month LIBOR plus 4.4 basis points (0.044%).
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

Current Accounting Developments

Table 15 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 15: Current Accounting Developments - Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement	The Update provides for guidance to eliminate and modify current fair value disclosures, as well as add new fair value disclosures.
The guidance is effective in first quarter 2020. The eliminated, modified and new fair value disclosures can all be adopted individually. Subject to completion of our assessment, we are not expecting this Update to have a material impact on our financial statements.

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

•	the effect of the interest rate environment or changes in interest rates on our net interest income;

•	the level and volatility of the capital markets, interest rates, currency values and other market indices that affect the value of our assets and liabilities;

•	the effect of political conditions and geopolitical events;

•	adverse developments in the availability of desirable investment opportunities, whether they are due to competition, regulation or otherwise;

•	the extent of loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications;

•	the availability and cost of both credit and capital;

•	investor sentiment and confidence in the financial markets;

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

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of September 30, 2018, of our disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Interest income	$334,485	332,748	1,031,356	963,229
Interest expense	4,604	3,173	30,866	3,423
Net interest income	329,881	329,575	1,000,490	959,806
Provision (reversal of provision) for credit losses	(6,824)	(11,537)	(22,890)	14,664
Net interest income after provision for credit losses	336,705	341,112	1,023,380	945,142
Noninterest income
Pledge fees	—	15,864	6,037	44,338
Other	144	(284)	522	(83)
Total noninterest income	144	15,580	6,559	44,255
Noninterest expense
Loan servicing costs	20,561	20,614	63,843	58,602
Management fees	10,977	6,384	28,987	19,155
Foreclosed assets	3,993	2,713	9,167	7,124
Other	195	441	484	779
Total noninterest expense	35,726	30,152	102,481	85,660
Net income	301,123	326,540	927,458	903,737
Comprehensive income	301,123	326,540	927,458	903,737
Dividends on preferred stock	4,397	4,397	13,191	13,191
Net income applicable to common stock	$296,726	322,143	914,267	890,546
Per common share information
Earnings per common share	$8.71	9.46	26.84	26.15
Diluted earnings per common share	8.71	9.46	26.84	26.15
Average common shares outstanding	34,058	34,058	34,058	34,058
Diluted average common shares outstanding	34,058	34,058	34,058	34,058
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Sep 30, 2018	Dec 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans	32,510,311	35,865,176
Allowance for loan losses	(104,556)	(129,360)
Net loans	32,405,755	35,735,816
Accounts receivable - affiliates, net	94,146	113,755
Other assets	89,333	96,028
Total assets	$32,589,234	35,945,599
Liabilities
Line of credit with Bank	$182,207	3,551,426
Other liabilities	7,497	3,910
Total liabilities	189,704	3,555,336
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(151,581)	(160,848)
Total stockholders’ equity	32,399,530	32,390,263
Total liabilities and stockholders’ equity	$32,589,234	35,945,599
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
Quarter ended September 30,
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, June 30, 2018	$110	341	32,550,660	(163,307)	32,387,804
Net income	—	—	—	301,123	301,123
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $8.37 per share	—	—	—	(285,000)	(285,000)
Balance, September 30, 2018	$110	341	32,550,660	(151,581)	32,399,530
Balance, June 30, 2017	$110	341	32,550,660	(163,524)	32,387,587
Net income	—	—	—	326,540	326,540
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $9.40 per share	—	—	—	(320,000)	(320,000)
Balance, September 30, 2017	$110	341	32,550,660	(161,381)	32,389,730

Nine months ended September 30,
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263
Net income	—	—	—	927,458	927,458
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,149)	(13,149)
Series B preferred stock at $63.75 per share	—	—	—	(42)	(42)
Common stock at $26.57 per share	—	—	—	(905,000)	(905,000)
Balance, September 30, 2018	$110	341	32,550,660	(151,581)	32,399,530
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	903,737	903,737
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,149)	(13,149)
Series B preferred stock at $63.75 per share	—	—	—	(42)	(42)
Common stock at $26.28 per share	—	—	—	(895,000)	(895,000)
Balance, September 30, 2017	$110	341	32,550,660	(161,381)	32,389,730
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$927,458	903,737
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(14,275)	(10,392)
Provision (reversal of provision) for credit losses	(22,890)	14,664
Other operating activities, net	30,581	(162)
Net cash provided by operating activities	920,874	907,847
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	—	(4,707,964)
Proceeds from payments and sales	3,362,139	3,391,498
Net cash provided (used) by investing activities	3,362,139	(1,316,466)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	844,478	1,885,152
Repayments of line of credit with Bank	(4,213,697)	(1,544,088)
Cash dividends paid	(913,794)	(903,794)
Net cash used by financing activities	(4,283,013)	(562,730)
Net change in cash and cash equivalents	—	(971,349)
Cash and cash equivalents at beginning of period	—	971,349
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$10,448	9,124
Preferred dividends payable	4,397	4,397
Cash paid for interest	32,036	2,981
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K). There were no material changes to these policies in third quarter 2018. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
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

Accounting Standards Adopted in 2018
In first quarter 2018, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

•	ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates.

•	ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

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

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2018. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia and Texas. These markets include approximately 56% of our total loan balance at September 30, 2018.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total reductions and additions for unamortized premiums, discounts and other adjustments were less than 1% of outstanding balances at September 30, 2018 and December 31, 2017.

(in thousands)	Sep 30, 2018	Dec 31, 2017
Total commercial	$2,639,772	3,325,939
Consumer:
Real estate 1-4 family first mortgage	29,162,590	31,683,651
Real estate 1-4 family junior lien mortgage	707,949	855,586
Total consumer	29,870,539	32,539,237
Total loans	$32,510,311	35,865,176

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2018			2017
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	(20,677)	—	(20,677)	—	(43,641)	(43,641)
Nine months ended September 30,
Loan acquisitions	$—	—	—	—	4,707,964	4,707,964
Loan sales	(20,677)	(5,775)	(26,452)	—	(100,670)	(100,670)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $567.6 million at September 30, 2018 and $507.8 million at December 31, 2017.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$113,736	144,447	$130,661	125,029
Provision (reversal of provision) for credit losses	(6,824)	(11,537)	(22,890)	14,664
Interest income on certain impaired loans (1)	(829)	(1,331)	(2,980)	(3,939)
Loan charge-offs:
Total commercial	—	—	—	(11)
Consumer:
Real estate 1-4 family first mortgage	(1,461)	(2,320)	(4,215)	(8,120)
Real estate 1-4 family junior lien mortgage	(2,576)	(3,299)	(7,567)	(11,266)
Total consumer	(4,037)	(5,619)	(11,782)	(19,386)
Total loan charge-offs	(4,037)	(5,619)	(11,782)	(19,397)
Loan recoveries:
Total commercial	12	59	40	88
Consumer:
Real estate 1-4 family first mortgage	2,632	2,044	7,983	5,197
Real estate 1-4 family junior lien mortgage	1,512	2,360	5,170	8,781
Total consumer	4,144	4,404	13,153	13,978
Total loan recoveries	4,156	4,463	13,193	14,066
Net loan recoveries (charge-offs)	119	(1,156)	1,411	(5,331)
Balance, end of period	$106,202	130,423	$106,202	130,423
Components:
Allowance for loan losses	$104,556	129,116	$104,556	129,116
Allowance for unfunded credit commitments	1,646	1,307	1,646	1,307
Allowance for credit losses	$106,202	130,423	$106,202	130,423
Net loan (recoveries) charge-offs as a percentage of average total loans (2)	—%	0.01	(0.01)%	0.02
Allowance for loan losses as a percentage of total loans	0.32	0.39	0.32	0.39
Allowance for credit losses as a percentage of total loans	0.33	0.40	0.33	0.40

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

(2)	Quarterly net charge-offs (recoveries) as a percentage of average total loans are annualized.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2018			2017
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$25,856	87,880	113,736	27,375	117,072	144,447
Reversal of provision for credit losses	(2,146)	(4,678)	(6,824)	(857)	(10,680)	(11,537)
Interest income on certain impaired loans	—	(829)	(829)	—	(1,331)	(1,331)

Loan charge-offs	—	(4,037)	(4,037)	—	(5,619)	(5,619)
Loan recoveries	12	4,144	4,156	59	4,404	4,463
Net loan recoveries (charge-offs)	12	107	119	59	(1,215)	(1,156)
Balance, end of period	$23,722	82,480	106,202	26,577	103,846	130,423

Nine months ended September 30,
Balance, beginning of period	$28,085	102,576	130,661	29,644	95,385	125,029
Provision (reversal of provision) for credit losses	(4,403)	(18,487)	(22,890)	(3,144)	17,808	14,664
Interest income on certain impaired loans	—	(2,980)	(2,980)	—	(3,939)	(3,939)

Loan charge-offs	—	(11,782)	(11,782)	(11)	(19,386)	(19,397)
Loan recoveries	40	13,153	13,193	88	13,978	14,066
Net loan recoveries (charge-offs)	40	1,371	1,411	77	(5,408)	(5,331)
Balance, end of period	$23,722	82,480	106,202	26,577	103,846	130,423
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2018
Collectively evaluated (1)	$23,267	36,996	60,263	2,637,263	29,489,525	32,126,788
Individually evaluated (2)	455	45,484	45,939	2,509	373,409	375,918
Purchased credit-impaired (PCI) (3)	—	—	—	—	7,605	7,605
Total	$23,722	82,480	106,202	2,639,772	29,870,539	32,510,311
December 31, 2017
Collectively evaluated (1)	$27,192	46,664	73,856	3,322,947	32,123,483	35,446,430
Individually evaluated (2)	893	55,912	56,805	2,992	406,736	409,728
PCI (3)	—	—	—	—	9,018	9,018
Total	$28,085	102,576	130,661	3,325,939	32,539,237	35,865,176

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2018.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
September 30, 2018
By risk category:
Pass	$2,603,918
Criticized	35,854
Total commercial loans	$2,639,772
December 31, 2017
By risk category:
Pass	$3,316,604
Criticized	9,335
Total commercial loans	$3,325,939

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
September 30, 2018
By delinquency status:
Current-29 days past due (DPD) and still accruing	$2,635,342
30-89 DPD and still accruing	2,414
90+ DPD and still accruing	—
Nonaccrual loans	2,016
Total commercial loans	$2,639,772
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$3,320,666
30-89 DPD and still accruing	1,977
90+ DPD and still accruing	990
Nonaccrual loans	2,306
Total commercial loans	$3,325,939

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2018
By delinquency status:
Current-29 DPD	$29,032,668	681,616	29,714,284
30-59 DPD	53,618	11,754	65,372
60-89 DPD	15,784	3,600	19,384
90-119 DPD	8,061	3,541	11,602
120-179 DPD	6,684	1,686	8,370
180+ DPD	50,537	8,752	59,289
Remaining PCI accounting adjustments	(4,762)	(3,000)	(7,762)
Total consumer loans	$29,162,590	707,949	29,870,539
December 31, 2017
By delinquency status:
Current-29 DPD	$31,529,774	819,000	32,348,774
30-59 DPD	63,591	13,663	77,254
60-89 DPD	20,770	6,245	27,015
90-119 DPD	15,384	5,462	20,846
120-179 DPD	9,235	3,648	12,883
180+ DPD	50,323	10,917	61,240
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2018
By FICO:
< 600	$151,476	55,092	206,568
600-639	117,253	40,768	158,021
640-679	280,241	66,260	346,501
680-719	853,587	123,089	976,676
720-759	2,166,566	136,381	2,302,947
760-799	5,146,191	107,141	5,253,332
800+	20,258,310	157,503	20,415,813
No FICO available	193,728	24,715	218,443
Remaining PCI accounting adjustments	(4,762)	(3,000)	(7,762)
Total consumer loans	$29,162,590	707,949	29,870,539
December 31, 2017
By FICO:
< 600	$179,829	74,644	254,473
600-639	138,782	50,676	189,458
640-679	307,999	88,948	396,947
680-719	988,162	150,180	1,138,342
720-759	2,556,013	159,309	2,715,322
760-799	5,957,929	126,785	6,084,714
800+	21,359,614	191,851	21,551,465
No FICO available	200,749	16,542	217,291
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
September 30, 2018
By LTV/CLTV:
0-60%	$18,707,298	274,136	18,981,434
60.01-80%	9,516,050	211,385	9,727,435
80.01-100%	791,866	148,587	940,453
100.01-120% (1)	97,787	53,297	151,084
> 120% (1)	40,549	22,470	63,019
No LTV/CLTV available	13,802	1,074	14,876
Remaining PCI accounting adjustments	(4,762)	(3,000)	(7,762)
Total consumer loans	$29,162,590	707,949	29,870,539
December 31, 2017
By LTV/CLTV:
0-60%	$17,500,078	307,358	17,807,436
60.01-80%	12,827,337	240,888	13,068,225
80.01-100%	1,153,304	196,456	1,349,760
100.01-120% (1)	129,637	80,636	210,273
> 120% (1)	64,239	32,224	96,463
No LTV/CLTV available	14,482	1,373	15,855
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield, independent of performance in accordance with their contractual terms.

(in thousands)	Sep 30, 2018	Dec 31, 2017
Total commercial	$2,016	2,306
Consumer:
Real estate 1-4 family first mortgage	141,953	150,381
Real estate 1-4 family junior lien mortgage	35,948	44,703
Total consumer	177,901	195,084
Total nonaccrual loans (excluding PCI)	$179,917	197,390

LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $47.0 million and $41.7 million at September 30, 2018 and December 31, 2017, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with the Bureau of Consumer Financial Protection (formerly known as the Consumer Finance Protection Bureau) Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $422 thousand at September 30, 2018, and $699 thousand at December 31, 2017, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sep 30, 2018	Dec 31, 2017
Total commercial	$—	990
Consumer:
Real estate 1-4 family first mortgage	4,640	9,001
Real estate 1-4 family junior lien mortgage	1,478	2,914
Total consumer	6,118	11,915
Total past due (excluding PCI)	$6,118	12,905

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans include substantially all loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $5.0 million at September 30, 2018 and $7.5 million at December 31, 2017.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2018
Total commercial	$2,961	2,509	2,509	455
Consumer:
Real estate 1-4 family first mortgage	349,244	293,338	188,155	30,766
Real estate 1-4 family junior lien mortgage	89,336	80,071	61,738	14,718
Total consumer	438,580	373,409	249,893	45,484
Total impaired loans (excluding PCI)	$441,541	375,918	252,402	45,939
December 31, 2017
Total commercial	$3,714	2,992	2,992	893
Consumer:
Real estate 1-4 family first mortgage	377,877	315,529	215,109	37,090
Real estate 1-4 family junior lien mortgage	100,228	91,207	73,261	18,822
Total consumer	478,105	406,736	288,370	55,912
Total impaired loans (excluding PCI)	$481,819	409,728	291,362	56,805

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$2,903	16	4,030	10	2,996	43	3,791	33
Consumer:
Real estate 1-4 family first mortgage	295,471	4,660	329,054	5,174	304,118	14,414	338,040	15,927
Real estate 1-4 family junior lien mortgage	81,597	1,632	94,054	2,037	85,549	5,316	97,054	6,236
Total consumer	377,068	6,292	423,108	7,211	389,667	19,730	435,094	22,163
Total impaired loans	$379,971	6,308	427,138	7,221	392,663	19,773	438,885	22,196
Interest income:
Cash basis of accounting		$1,911		1,947		5,818		6,262
Other (1)		4,397		5,274		13,955		15,934
Total interest income		$6,308		7,221		19,773		22,196

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $375.9 million and $409.7 million at September 30, 2018 and December 31, 2017, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2018
Total commercial	$—	549	—	549	—	3.11%	$549
Consumer:
Real estate 1-4 family first mortgage	2,006	799	3,442	6,247	—	2.77	2,262
Real estate 1-4 family junior lien mortgage	27	603	1,030	1,660	39	2.53	603
Trial modifications (6)	—	—	(774)	(774)	—	—	—
Total consumer	2,033	1,402	3,698	7,133	39	2.72	2,865
Total	$2,033	1,951	3,698	7,682	39	2.78%	$3,414
Quarter ended September 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	2,055	386	2,719	5,160	29	3.36	2,078
Real estate 1-4 family junior lien mortgage	33	841	1,889	2,763	363	3.60	842
Trial modifications (6)	—	—	(952)	(952)	—	—	—
Total consumer	2,088	1,227	3,656	6,971	392	3.43	2,920
Total	$2,088	1,227	3,656	6,971	392	3.43%	$2,920

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2018
Total commercial	$—	549	2,067	2,616	—	3.11%	$549
Consumer:
Real estate 1-4 family first mortgage	5,414	971	14,571	20,956	156	2.59	4,749
Real estate 1-4 family junior lien mortgage	71	940	4,725	5,736	51	2.58	940
Trial modifications (6)	—	—	(1,766)	(1,766)	—	—	—
Total consumer	5,485	1,911	17,530	24,926	207	2.59	5,689
Total	$5,485	2,460	19,597	27,542	207	2.63%	$6,238
Nine months ended September 30, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	8,499	5,481	7,875	21,855	557	3.43	10,767
Real estate 1-4 family junior lien mortgage	1,122	2,604	3,468	7,194	679	4.29	3,088
Trial modifications (6)	—	—	(274)	(274)	—	—	—
Total consumer	9,621	8,085	11,069	28,775	1,236	3.63	13,855
Total	$9,621	8,085	11,069	28,775	1,236	3.63%	$13,855

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $2.6 million and $2.4 million for the quarters ended September 30, 2018 and 2017, and $9.4 million and $7.4 million for the first nine months of 2018 and 2017, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $166 thousand and $135 thousand for the quarters ended September 30, 2018 and 2017, and $484 thousand and $753 thousand for the first nine months of 2018 and 2017, respectively.

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

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Total commercial	$—	—	1,855	—
Consumer:
Real estate 1-4 family first mortgage	337	1,187	1,454	2,257
Real estate 1-4 family junior lien mortgage	44	60	269	623
Total consumer	381	1,247	1,723	2,880
Total	$381	1,247	3,578	2,880

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of September 30, 2018 and December 31, 2017, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2017 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2018
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	32,405,755	—	—	31,864,200	31,864,200

Financial liabilities
Line of credit with Bank (1)	182,207	—	—	182,207	182,207
December 31, 2017
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,735,816	—	—	36,407,260	36,407,260

Financial liabilities
Line of credit with Bank (1)	3,551,426	—	—	3,551,426	3,551,426

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			September 30, 2018 and December 31, 2017
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

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

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At September 30, 2018, the dividend coverage ratio was 7,064%.

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

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Income statement data
Interest income:
Net accretion of adjustments on loans	$4,956	4,130	14,275	10,392
Interest on deposits	12	2	12	8,498
Total interest income	4,968	4,132	14,287	18,890
Pledge fees	—	15,864	6,037	44,338
Interest expense	4,604	3,173	30,866	3,423
Loan servicing costs	20,561	20,614	63,843	58,602
Management fees	10,977	6,384	28,987	19,155

(in thousands)	Sep 30, 2018	Dec 31, 2017
Balance sheet related data
Cash and cash equivalents	$—	—
Loan acquisitions (year-to-date)	—	9,162,579
Loan sales (book value) (year-to-date)	(26,523)	(121,210)
Pledged loans (carrying value) (1)	—	24,323,830
Foreclosed asset sales (year-to-date)	(10,229)	(11,495)
Line of credit with Bank	182,207	3,551,426
Accounts receivable - affiliates, net	94,146	113,755

(1)	There were no pledged loans at September 30, 2018. The fair value of pledged loans was approximately $24.8 billion at December 31, 2017.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At September 30, 2018 and September 30, 2017, the fee was equal to an annual rate of 15 basis points (0.15%) and 34 basis points (0.34%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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

Accounts Receivable – Affiliates, Net Accounts receivable from or payable to the Bank or its affiliates result from intercompany transactions which include net loan paydowns, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

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
Dated: November 5, 2018