Form 10-K
period 2018-12-31
Wells Fargo Real Estate Investment Corp.
filed 2019-03-01
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (THE “EXCHANGE ACT”)
For the Fiscal year ended December 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: None (as of December 31, 2018, none of Wells Fargo Real Estate Investment Corporation’s voting or nonvoting common equity was held by non-affiliates).
As of February 22, 2019, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-K
CROSS-REFERENCE INDEX

This Annual Report on Form 10-K for the year ended December 31, 2018 (this Report), including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ materially from our forward-looking statements due to several factors. Some of these factors are described in Part II, Item 7 in the Financial Review and in Part II, Item 8 in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in Part II, Item 7 of this Report.

“WFREIC,” the “Company,” “we,” “our,” and “us” refer to Wells Fargo Real Estate Investment Corporation, and where relevant, Wells Fargo Bank, National Association, acting on our behalf; the "Bank" refers to Wells Fargo Bank, National Association; and “Wells Fargo” refers to Wells Fargo & Company.
Part I

Item 1. Business.
General
We are a Delaware corporation incorporated on August 29, 1996, and have been operating as a real estate investment trust (REIT) for U.S. federal income tax purposes since our formation. We are an indirect subsidiary of Wells Fargo and the Bank.

Our organizational structure as of December 31, 2018 was:

Wells Fargo & Company (100% of the common stock of Wells Fargo Bank, National Association, directly and indirectly)

Wells Fargo Bank, National Association (100% of the common stock of Omniplus Capital Corporation and Wells Fargo Insurance Re., Inc., indirectly)

$275,000,000 Aggregate Liquidation Preference Series A Preferred Stock (100% Public Investors)	Common Stock (64.3% Omniplus Capital Corporation 35.7% Wells Fargo Insurance Re., Inc.)	$667,000 Aggregate Liquidation Preference Series B Preferred Stock (82.2% Omniplus Capital Corporation 17.8% Current or Former Wells Fargo Employees and Other Third-Party Investors)

Wells Fargo Real Estate Investment Corporation

Our principal business is to acquire, hold and manage domestic mortgage assets and other authorized investments. Although we have the authority to acquire interests in real estate loans and other authorized investments from unaffiliated third parties, as of December 31, 2018, substantially all of our interests in mortgages and other assets have been acquired from the Bank pursuant to a loan participation agreement or loan participation and servicing and assignment agreements. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. We may also acquire from time to time real estate loans or other assets from unaffiliated third parties. In addition, we may acquire from time to time mortgage-backed securities and a limited amount of additional non-mortgage related securities from the Bank.

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
Substantially all of the loans in our portfolio are serviced by the Bank pursuant to the terms of a servicing agreement or loan participation and servicing and assignment agreements. The Bank has delegated servicing responsibility for certain loans to third parties, which are not affiliated with us or the Bank.
General Description of Mortgage Assets and Other Authorized Investments; Investment Policy

General

We do not have lending operations. Instead, we expect to acquire our loans principally from the Bank. See “Assets in General; Participation Interests and Transfers” in this Report.

Authorized Investments

As a REIT, the Internal Revenue Code of 1986, as amended (the Code), requires us to invest at least 75% of the total value of our assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets. We refer to these types of assets as “REIT Qualified Assets.” The Code also requires that not more than 20% of the value of a REIT’s assets constitute securities issued by taxable REIT subsidiaries and that the value of any one issuer’s securities, other than those securities included in the 75% test, may not exceed 5% of the value of the total assets of the REIT. In addition, under the Code, the REIT may not own more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test, the securities of wholly-owned qualified REIT subsidiaries or taxable REIT subsidiaries. We make investments and operate our business in such a manner consistent with the requirements of the Code to qualify as a REIT. However, future economic, market, legal, tax or other considerations may cause our board of directors, subject to approval by a majority of our independent directors, to determine that it is in our best interest and the best interest of our stockholders to revoke our REIT status. The Code prohibits us from electing REIT status for the four taxable years following the year of such revocation. For the tax year ended December 31, 2018, we expect to be taxed as a REIT.
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

Assets in General; Participation Interests and Transfers

We have acquired, or accepted as capital contributions, participation interests in loans both secured and not secured by real estate along with other assets. We anticipate that we will acquire, or receive as capital contributions, loans or other assets from the Bank pursuant to a loan participation agreement between the Bank and us or loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us.
Substantially all of our interests in mortgages and other assets have been acquired from the Bank pursuant to a loan participation agreement or loan participation and servicing and assignment agreements. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
In general, the Bank transfers the participation interest in loans directly to us or the Bank initially transfers participation interests in loans to a subsidiary of the Bank that does not have a direct or indirect ownership interest in us, which then transfers such participation interests to the Company. We may from time to time transfer such participation interests back to such a subsidiary, which may ultimately transfer such interests back to the Bank. In 2018, we acquired $3.3 billion of participation interests in consumer loans directly from the Bank.
Pursuant to the terms of the participation and servicing and assignment agreements, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank. As such, the transfers do not qualify for sale accounting; however, the assets continue to be classified as loans in our financial statements because the returns and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. The Company initially measures the non-recourse receivables at the cash proceeds exchanged which represents the fair value of the transferred loans. During 2018, we modified our consumer loan participation and servicing agreements, which has removed the restrictions that prevented sale accounting. In 2018, we acquired $3.3 billion of consumer loans under these modified loan participation and servicing agreements. The assets are classified as loans in our financial statements and initially recorded at fair value.
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
Our portfolio of real estate 1-4 family first mortgage loans includes loans each secured by a first lien mortgage on the real estate. The properties underlying real estate 1-4 family first mortgage loans consist of single-family detached units, individual condominium units, 2-4 family dwelling units and townhouses. Our portfolio of real estate 1-4 family first lien mortgage loans consists predominantly of loans that bear interest at fixed rates.
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

Our CSRE portfolio consists of both mortgage loans and construction loans, where loans are secured by real estate. As of December 31, 2018, C&I loans were less than 1 percent of total loans. Substantially all of the loans in our C&I loan portfolio were unsecured. Generally, the collateral securing this portfolio represents a secondary source of repayment. Unsecured loans are more likely than secured loans to result in a loss upon default.
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
Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, the Office of the Comptroller of the Currency (the OCC) will have the authority to issue an order that restricts our ability to make dividend payments to our common and preferred stockholders. National banking laws and other banking regulations limit the total dividend payments made by a consolidated banking entity to be the sum of earnings for the current year and prior two years less dividends paid during the same periods. Any dividends paid in excess of this amount can only be made with the approval of the Bank’s regulator. In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2018, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines. Finally, Wells Fargo and its subsidiaries, including WFREIC, are subject to broad prudential supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve), which may result in a limitation on or the elimination of our ability to pay dividends on our common and preferred stock, including, for example, in the event that the OCC had not otherwise restricted the payment of such dividends as described above and the Federal Reserve determines that such payment would constitute an unsafe and unsound practice.
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
We may from time to time acquire a limited amount of other authorized investments, including mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that are secured by real estate 1-4 family mortgage loans or commercial real estate properties located throughout the U.S. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. As of December 31, 2018, we did not hold any mortgage-backed securities.
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

Servicing

Substantially all the loans in our portfolio currently are serviced by the Bank pursuant to the terms of a servicing agreement or loan participation and servicing and assignment agreements. The Bank has delegated servicing responsibility for certain consumer loans to third parties that are not affiliated with us or the Bank or its affiliates.
We pay the Bank monthly loan servicing fees for its services under the terms of the servicing agreement and the loan participation and servicing and assignment agreements. The amount and terms of the fee are determined by mutual agreement of the Bank and us from time to time during the terms of the servicing agreement and the loan participation and servicing and assignment agreements.
Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances or (b) a total loan commitment amount. See Note 6 (Transactions with Related Parties) to Financial Statements in this Report for more details.
The servicing agreement and the loan participation and servicing and assignment agreements require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. The Bank also provides accounting and reporting services required by us for our participation interests and loans. We also may direct the Bank to dispose of any loans that are classified as nonperforming, placed in a nonperforming status or renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the servicing agreement and the loan participation and servicing and assignment agreements, including any payment to its affiliates or third parties for servicing the loans.
In accordance with the terms of the servicing agreement and the loan participation and servicing and assignment agreements in place, we have the authority to decide whether to foreclose on collateral that secures a loan in the event of a default as well as certain other rights. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property. In the event it is determined that it would be uneconomical to foreclose on the related property, the entire outstanding principal balance of the real estate 1-4 family mortgage loan may be charged off. In addition, we may separately agree with the Bank to sell a defaulted loan back to the Bank at its estimated fair value.
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

Employees

We have two current executive officers who are also officers of Wells Fargo. Our non-executive officers are also officers or employees of Wells Fargo and/or certain of its affiliates, including the Bank. We do not anticipate that we will require any additional employees because employees of the Bank are servicing the loans under the participation and servicing and assignment agreements. We maintain corporate records and audited financial statements that are separate from those of the Bank. Except as borrowers under real estate 1-4 family mortgage loans, none of our officers, employees or directors will have any direct or indirect pecuniary interest in any mortgage asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding and managing mortgage assets.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

The Company does not own any properties and our primary executive offices are used primarily by affiliates of Wells Fargo. Because we do not have any of our own employees who are not also employees of Wells Fargo or the Bank, we do not need office space for such employees. All officers of the Company are also officers or employees of Wells Fargo and/or certain of its affiliates, including the Bank, and perform their services from office space owned or leased by Wells Fargo or the Bank, as applicable.
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
General

The Company’s common stock is owned by two subsidiaries of the Bank. The Company’s Series B preferred stock is owned by a subsidiary of the Bank as well as current and former employees of Wells Fargo and other third party investors. The common stock and Series B preferred stock are not listed on any securities exchange. The Company's Series A preferred stock is listed on the NYSE under the symbol "WFE PrA".

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

		Year ended December 31,
($ in thousands, except per share data)	2018	2017	2016	2015	2014	2013 (1)
Income statement data
Net interest income	$1,332,845	1,292,809	867,088	674,674	695,028	297,425
Noninterest income (2)	7,786	55,214	30,112	4,905	653	225
Revenue	1,340,631	1,348,023	897,200	679,579	695,681	297,650
Provision (reversal of provision) for credit losses	(30,401)	13,473	29,855	(26,330)	6,665	18,235
Noninterest expense	133,421	115,883	83,530	59,931	51,052	21,985
Net income	1,237,611	1,218,667	783,815	645,978	637,964	257,430
Diluted earnings per common share (3)	35.82	35.27	37.75	48.71	49.37	19.95
			December 31,
	2018	2017	2016 (4)	2015	2014	2013 (1)
Balance sheet data
Loans	$35,495,068	35,865,176	31,309,993	13,256,180	12,949,277	13,120,341
Allowance for loan losses	96,743	129,360	123,877	120,866	184,437	243,752
Total assets	35,493,267	35,945,599	32,398,411	13,244,868	12,859,405	12,966,194
Total liabilities	3,077,981	3,555,336	4,227	831,961	502,888	909,563
Total stockholders’ equity	$32,415,286	32,390,263	32,394,184	12,412,907	12,356,517	12,056,631

(1)	Includes $7.0 billion asset contribution from WPFC in November 2013.

(2)	Includes $6.5 million, $55.3 million and $32.3 million of pledge fees in 2018, 2017 and 2016, respectively, see Note 6 (Transactions With Related Parties) in this Report for additional details.

(3)
All common share and per share disclosures reflect the 20,000-for-one stock split of the common shares effected in the form of a stock dividend of 19,999 common shares issued for each common share outstanding, paid on June 1, 2015.

(4)	Reflects $21.0 billion of loans acquired in the Third Quarter 2016 Loan Acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Review

Summary Financial Data
($ in thousands, except per share data)	2018	2017	% Change
For the year
Net income	$1,237,611	1,218,667	2%
Net income applicable to common stock	1,220,023	1,201,079	2
Diluted earnings per common share	35.82	35.27	2
Profitability ratios
Return on average assets	3.61%	3.63	(1)
Return on average stockholders’ equity	3.81	3.76	1
Average stockholders’ equity to assets	94.90	96.72	(2)
Common dividend payout ratio (1)	97.93	100.31	(2)
Dividend coverage ratio (2)	7,037	6,929	2
Total revenue	$1,340,631	1,348,023	(1)
Average loans	34,015,363	32,264,639	5
Average assets	34,256,257	33,533,580	2
Net interest margin	3.92%	3.88	1
Net loan charge-offs (recoveries)	$(1,924)	2,540	NM
As a percentage of average total loans	(0.01)%	0.01	NM
At year end
Loans	$35,495,068	35,865,176	(1)
Allowance for loan losses	96,743	129,360	(25)
As a percentage of total loans	0.27%	0.36	(25)
Total assets	$35,493,267	35,945,599	(1)
Total stockholders’ equity	32,415,286	32,390,263	—
Total nonaccrual loans and foreclosed assets	180,516	199,767	(10)
As a percentage of total loans	0.51%	0.56	(9)
Loans 90 days or more past due and still accruing (3)	$6,527	12,905	(49)
NM - Not meaningful

(1)	Dividend declared per common share as a percentage of earnings per common share.

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
As of December 31, 2018, we had $35.5 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to a loan participation agreement between the Bank and us or loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.

REIT Tax Status
For the tax year ended December 31, 2018, we complied with the relevant provisions of the Code to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT.
In the event we do not continue to qualify as a REIT, earnings and cash provided by operating activities available for distribution to shareholders would be reduced by the amount of any applicable income tax obligation. Given the level of earning assets, we currently expect there would be sufficient earnings and ample cash to pay preferred dividends. The preferred and common dividends we pay as a REIT are ordinary investment income not eligible for the dividends-received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers, however non-corporate shareholders may be able to deduct 20% of the preferred and common dividends as a deduction for qualified business income under the Tax Cuts & Jobs Act. If we were not a REIT, preferred and common dividends we pay generally would qualify for the dividends received deduction for corporate shareholders and the favorable qualified dividend tax rate applicable to non-corporate taxpayers.

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

Financial Performance
We earned net income and net income applicable to common stock of $1.2 billion in both 2018 and 2017, or $35.82 and $35.27 diluted earnings per common share, respectively, and net income of $783.8 million and net income applicable to common stock of $766.2 million, or $37.75 diluted earnings per common share, in 2016. Net income in 2018 reflected an increase in interest income and lower level of provision for credit losses, offset by a decrease in pledge fees and increases in interest expense and management fees compared with 2017. The increase in 2017 was predominantly attributable to higher interest income resulting from a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a decrease in yield.

Loans
Total loans were $35.5 billion at December 31, 2018, compared with $35.9 billion at December 31, 2017. Loans, net of the allowance for loan losses, represented 99.7% of assets at December 31, 2018, and 99.4% at December 31, 2017.
Credit quality, as measured by net charge-off rates, nonaccruals and delinquencies, remained strong during 2018. Net recoveries were $1.9 million in 2018 compared with net charge-offs of $2.5 million in 2017 and $20.5 million in 2016. Nonaccrual loans were $178.9 million at December 31, 2018, compared with $197.4 million at December 31, 2017. Loans 90 days or more past due and still accruing were $6.5 million at December 31, 2018, compared with $12.9 million at December 31, 2017. Delinquencies remain a small percentage of our loan balances.
Our reversal of provision for credit losses was $30.4 million in 2018, compared with provision for credit losses of $13.5 million in 2017 and $29.9 million in 2016. The reversal of provision in 2018 and lower level of provision in 2017 compared with 2016 reflected strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions. See the “Risk Management – Credit Risk Management” section in this Report for more information.

Capital Distributions
Dividends declared on our Series A preferred stock totaled $17.5 million each year in 2018, 2017 and 2016. Dividends declared on our Series B preferred stock totaled $57 thousand each year in 2018, 2017 and 2016.
Dividends declared to holders of our common stock totaled $1.2 billion each year in 2018 and 2017 and $785.0 million in and 2016. The increase in dividends declared to the holders of our common stock in 2018 and 2017 compared with 2016 was attributable to increased REIT taxable income for federal income tax purposes before dividends paid deduction.

Earnings Performance

Net Income
We earned net income of $1.2 billion in both 2018 and 2017 and $783.8 million in 2016. Net income in 2018 reflected an increase in interest income and lower level of provision for credit losses, offset by a decrease in pledge fees and increases in interest expense and management fees compared with 2017. The increase in 2017 was predominantly attributable to higher interest income resulting from a larger average interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a decrease in yield.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest income was $1.3 billion in both 2018 and 2017 and $867.1 million in 2016. Net interest income in 2018 reflected a higher average loan balance and an increase in yield, partially offset by an increase in interest expense compared with a year ago. The increase in 2017 was attributable to a larger interest-earning asset base due to the Third Quarter 2016 Loan Acquisitions, partially offset by a decrease in yield.
Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest margin was 3.92% in 2018 compared with 3.88% in 2017 and 4.15% in 2016. The increase in net interest margin in 2018 was due to investing interest-bearing deposits in loans, partially offset by an increase in interest expense, a result of an increase in average balance and higher rates on interest-bearing liabilities. The decrease in net interest margin in 2017 was predominantly due to the reinvestment of higher yielding loan paydowns and payoffs into lower yielding loans. Interest income included net accretion of adjustments on loans of $18.6 million in 2018 compared with $13.0 million in 2017 and $37.4 million in 2016. The decrease in net accretion of adjustment on loans in 2018 and 2017 compared with 2016 was a result of acquiring high quality loans with a fair value near par. Loan paydowns and payoffs represented 12.0% of average loan balances during 2018 compared with 13.8% and 24.2% during 2017 and 2016, respectively. The lower paydown rates in 2018 and 2017 were generally attributable to higher mortgage rates compared with 2016.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Interest expense related to borrowings on the line of credit was $38.9 million in 2018, compared with $5.1 million in 2017 and $2.7 million in 2016. Average borrowings were $1.7 billion for 2018, compared with $342.8 million for 2017 and $524.0 million for 2016. The weighted average interest rate for 2018 was 2.28% compared with 1.47% in 2017 and 0.52% in 2016. Effective October 2017, the rate of interest on the line of credit was changed from the average federal funds rate plus 12.5 basis points (0.125%) to the three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%). It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. See the "Risk Factors" section in this Report for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric.
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

Table 1: Net Interest Income

	Year ended December 31,
			2018			2017
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$2,949,204	118,587	4.02%	$3,633,640	114,817	3.16%
Real estate 1-4 family mortgage loans	31,066,159	1,252,620	4.03	28,630,999	1,173,599	4.10
Interest-bearing deposits and other interest-earning assets	22,028	491	2.23	1,057,479	9,443	0.89
Total interest-earning assets	$34,037,391	1,371,698	4.03	$33,322,118	1,297,859	3.89
Funding sources
Line of credit with Bank	$1,706,984	38,853	2.28	$342,767	5,050	1.47
Total interest-bearing liabilities	$1,706,984	38,853	2.28	$342,767	5,050	1.47
Net interest margin and net interest income		$1,332,845	3.92%		$1,292,809	3.88%

	Year ended December 31,
			2016			2015
(in thousands)	Average balance	Interest income/expense	Yields/ rates	Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans	$3,064,190	79,737	2.60%	$2,939,903	70,403	2.39%
Real estate 1-4 family mortgage loans	16,698,171	785,490	4.70	9,897,196	605,198	6.11
Interest-bearing deposits and other interest-earning assets	1,124,991	4,595	0.41	119,881	304	0.25
Total interest-earning assets	$20,887,352	869,822	4.16	$12,956,980	675,905	5.22
Funding sources
Line of credit with Bank	$523,991	2,734	0.52	$318,150	1,231	0.39
Total interest-bearing liabilities	$523,991	2,734	0.52	$318,150	1,231	0.39
Net interest margin and net interest income		$867,088	4.15%		$674,674	5.21%

				Year ended December 31,
						2014
(in thousands)				Average balance	Interest income/expense	Yields/ rates
Earning assets
Commercial loans				$2,723,579	67,760	2.49%
Real estate 1-4 family mortgage loans				9,950,010	628,608	6.32
Interest-bearing deposits and other interest-earning assets				22,677	57	0.25
Total interest-earning assets				$12,696,266	696,425	5.49
Funding sources
Line of credit with Bank				$367,479	1,397	0.38
Total interest-bearing liabilities				$367,479	1,397	0.38
Net interest margin and net interest income					$695,028	5.47%

Table 2: Analysis of Changes in Net Interest Income

	Year ended December 31,
	2018 over 2017			2017 over 2016
	Interest income/ expense variance	Variance attributable to		Interest income/ expense variance	Variance attributable to
(in thousands)		Rate	Volume		Rate	Volume
Commercial loans	$3,770	27,840	(24,070)	35,080	18,787	16,293
Real estate 1-4 family mortgage loans	79,021	(19,430)	98,451	388,109	(112,035)	500,144
Interest-bearing deposits and other interest-earning assets	(8,952)	5,764	(14,716)	4,848	5,140	(292)
Total interest-earning assets	$73,839	14,174	59,665	428,037	(88,108)	516,145
Line of credit with Bank	$33,803	4,071	29,732	2,316	3,537	(1,221)
Total interest-bearing liabilities	$33,803	4,071	29,732	2,316	3,537	(1,221)

Provision for Credit Losses
The reversal of provision for credit losses was $30.4 million in 2018, compared with provision for credit losses of $13.5 million and $29.9 million in 2017 and 2016, respectively. The reversal of provision in 2018 and lower level of provision in 2017 compared with 2016 reflected strong performance in our residential real estate portfolio primarily as a result of continued improvement in the housing market. Please refer to the “Balance Sheet Analysis” and “Risk Management-Credit Risk Management-Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in 2018 was $7.8 million, compared with $55.2 million in 2017 and $30.1 million in 2016. The decrease in 2018 was attributable to a decrease in pledge fees, predominantly due to lower average pledged loan balance. The increase in 2017 was attributable to a higher average pledged loan balance as well as a higher average pledge fee rate.
We may pledge our loans in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank will pay us a fee that is consistent with market terms. We earned $6.5 million in pledge fees during 2018, compared with $55.3 million and $32.3 million in 2017 and 2016, respectively. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report for more information.
Other income in 2018 was $1.3 million, compared with a net loss of $119 thousand and $2.2 million in 2017 and 2016, respectively. Other income reflects losses on sales of loans to the Bank of $88 thousand, $844 thousand and $2.7 million in 2018, 2017 and 2016, respectively.

Noninterest Expense
Noninterest expense in 2018 was $133.4 million, compared with $115.9 million in 2017 and $83.5 million in 2016. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of a servicing agreement or participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs were $84.8 million in 2018, compared with $79.5 million and $50.8 million in 2017 and 2016, respectively. The increase in 2018 and 2017 compared with 2016 was attributable to a higher average loan balance.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $35.8 million in 2018, compared with $25.7 million in 2017 and $18.7 million in 2016.
Foreclosed assets expense was $12.1 million in 2018, $9.6 million in 2017, and $12.9 million in 2016. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $35.5 billion at December 31, 2018, and $35.9 billion at December 31, 2017.
Loans
Total loans were $35.5 billion at December 31, 2018, and $35.9 billion at December 31, 2017. In 2018, we acquired $3.3 billion of consumer loans and $423.4 million of commercial loans at their estimated fair value. In 2017, we acquired $9.2 billion of consumer loans at their estimated fair value. At both December 31, 2018 and 2017, consumer loans represented 91% of loans, respectively, and commercial loans represented the balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $32.6 million to $96.7 million at December 31, 2018, from $129.4 million at December 31, 2017. The decrease in the allowance was driven by the reinvestment of paydowns and payoffs of higher risk loans into lower risk loans as well as declining impaired loan balances.
At December 31, 2018, the allowance for loan losses included $72.0 million for consumer loans and $24.8 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management — Credit Risk Management — Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.
Accounts Payable and Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $5.0 billion line of credit with the Bank to finance loan acquisitions. At December 31, 2018 and December 31, 2017 we had $3.1 billion and $3.6 billion outstanding, respectively.

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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2018 are not expected to cause a significant variance between GAAP net income and REIT taxable income in future years.
The following table summarizes differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income.

Table 3: Taxable income before dividends paid deduction

	December 31,
(in thousands)	2018	2017	2016
Net income	$1,237,611	1,218,667	783,815
Tax adjustments:
Purchase accounting	(584)	1,962	1,795
Allowance for credit losses	(32,392)	5,633	3,491
Other	(133)	227	(60)
REIT taxable income (1)	$1,204,502	1,226,489	789,041
Dividends declared	$1,212,588	1,222,588	802,588

(1)	2018 REIT taxable income is an estimate.

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

Wells Fargo’s Risk Management Framework
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk management framework, which outlines the enterprise-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to the enterprise. The risk framework consists of three lines of defense; – (1) the front line which consists of Wells Fargo’s risk generating activities, including all activities of its four primary business groups and certain activities of its enterprise functions; (2) independent risk management, which consists of Wells Fargo’s Corporate Risk function and is led by its Chief Risk Officer who reports to the Risk Committee of Wells Fargo’s Board; and (3)internal audit, which is Wells Fargo Audit Services and regularly reports to the Company’s Audit Committee.
Key elements of the Wells Fargo risk framework include:

•	A strong culture that emphasizes each team member’s ownership and understanding of risk.

•	An enterprise-wide statement of risk appetite that guides business and risk leaders as they manage risk on a daily basis.

•	A risk management governance structure, including escalation requirements and a committee structure that helps provide comprehensive oversight of the risks Wells Fargo faces.

•
An enterprise risk inventory that promotes a standardized and systematic process to identify and quantify risks at the business group and enterprise level to guide strategic business decisions and capital planning efforts.

•
Policies, procedures, and controls which form an integrated risk management program that promotes active, prompt, and consistent identification, measurement, assessment, control, mitigation, reporting, and monitoring of current and emerging risk exposures across Wells Fargo and are integrated with clear enterprise risk roles and responsibilities for the three lines of defense.

•
Three lines of defense that are closely integrated, each with specific roles and responsibilities for risk management and a clear engagement model that promotes challenge and appropriate escalation of issues and information.

Wells Fargo has established several management-level governance committees to support its leaders in carrying out their risk management responsibilities. The risk governance committee structure is designed so that significant risk issues are identified and escalated and, if necessary, decided upon at the appropriate level of the enterprise. Accordingly, the structure is composed of defined escalation and reporting paths from the front line to independent risk management and management-level governance committees and, ultimately, to the Board of Wells Fargo, as appropriate. While these committees may not separately consider issues at the Company level, the assets of the Company are inherently subject to the oversight of these committees because its assets are consolidated on the Wells Fargo balance sheet.
The Company recently enhanced its management-level governance committee structure by replacing its Enterprise Risk Management Committee with an Enterprise Risk & Control Committee. The Company also integrated many of the risk specific responsibilities of committees that previously reported to the Enterprise Risk Management Committee into new Risk & Control Committees for each business group and enterprise function.
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

Table 4: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
Total commercial	$3,055,423	3,325,939	3.2	3.2
Consumer:
Real estate 1-4 family first mortgage	31,769,813	31,683,651	24.7	25.1
Real estate 1-4 family junior lien mortgage	669,832	855,586	15.0	15.4
Total consumer	32,439,645	32,539,237	24.5	24.8
Total loans	$35,495,068	35,865,176	22.6	22.8

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

LOAN PORTFOLIO BY GEOGRAPHY Table 5 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 5: Loan Portfolio by Geography

	December 31, 2018
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,395,728	8,451,229	7,552	9,854,509	28%
New York	10,255	3,029,417	42,530	3,082,202	9
Washington	127,978	2,348,005	910	2,476,893	7
Virginia	49,276	1,955,550	68,551	2,073,377	6
Texas	83,355	1,351,975	8,035	1,443,365	4
All other states	1,388,831	14,633,637	542,254	16,564,722	46
Total loans	$3,055,423	31,769,813	669,832	35,495,068	100%

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1 percent of total loans at December 31, 2018. We believe the C&I loan portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio are unsecured at December 31, 2018.

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

Table 6: CSRE Loans by State and Property Type

	December 31, 2018
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,395,728	46%
Florida	274,280	9
Utah	154,454	5
Oregon	149,287	5
Washington	127,978	4
All other states	938,282	31
Total loans	$3,040,009	100%
By property type:
Office buildings	$773,139	25%
Shopping centers	531,015	17
5 + multifamily residences	479,035	16
Warehouses	453,385	15
Retail establishments (restaurants, stores)	311,111	10
Mini-storage	190,368	6
Commercial/industrial (non-residential)	108,850	4
Manufacturing plants	62,743	2
Motels/hotels	62,217	2
Research and development	46,533	2
Other	21,613	1
Total loans	$3,040,009	100%

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related LTV ratio for real estate 1-4 family first mortgage and CLTV ratio for real estate 1-4 family junior lien mortgage loans are presented in combination in Table 7. CLTV means the ratio of the total loan balance of first and junior mortgages to property collateral value. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used.

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
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in 2018, as measured through net charge-offs and nonaccrual loans. Improvement in the credit performance was driven by an improving housing environment.

Table 7: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	December 31, 2018
(in thousands)	Real estate 1-4 family mortgage	Current LTV/CLTV ratio
California	$8,458,781	44%
New York	3,071,947	57
Washington	2,348,915	52
Virginia	2,024,101	62
Texas	1,360,010	58
All other states	15,175,891	59
Total loans	$32,439,645	55

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS
Net charge-offs (recoveries) as a percentage of average loans improved to (0.01)% in 2018, compared with 0.01% in 2017. Nonaccrual loans were $142.3 million at December 31, 2018, compared with $150.4 million at December 31, 2017.

Table 8 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.

Table 8: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate
	December 31,		December 31,		Year ended December 31,
(in thousands)	2018	2017	2018	2017	2018	2017
California	$8,451,050	8,852,383	0.11%	0.15	—	—
New York	3,028,854	3,268,458	0.54	0.45	0.02	0.02
Washington	2,348,005	2,149,416	0.12	0.03	(0.01)	—
Virginia	1,954,719	1,818,445	0.47	0.51	(0.01)	0.01
Texas	1,351,937	1,289,611	0.34	0.44	—	—
Other	14,628,092	14,296,320	0.71	0.90	(0.03)	0.01
Total	31,762,657	31,674,633	0.46	0.54	(0.01)	0.01
PCI	7,156	9,018
Total first mortgages	$31,769,813	31,683,651
REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs as a percentage of average loans were 0.27% in 2018 compared with 0.16% for the same period a year ago. Nonaccrual loans were $34.6 million at December 31, 2018, compared with $44.7 million at December 31, 2017.
Table 9 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 9: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate
		December 31,	December 31,		Year ended December 31,
(in thousands)	2018	2017	2018	2017	2018	2017
New Jersey	$146,787	183,405	4.83%	5.42	1.01	0.95
Pennsylvania	104,882	133,313	4.16	5.29	0.50	0.60
Florida	88,122	112,437	3.21	2.65	(0.67)	(0.52)
Virginia	68,551	88,017	2.94	5.22	0.27	0.14
Georgia	45,857	60,259	2.64	2.70	(0.21)	(0.71)
Other	215,633	278,155	4.45	4.73	0.16	(0.11)
Total	669,832	855,586	4.05	4.60	0.27	0.16
PCI	—	—
Total junior lien mortgages	$669,832	855,586

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 10 summarizes nonperforming assets (NPAs) for the last five years and Table 11 for each of the last four quarters. We generally place loans on nonaccrual status when:

•
the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower's financial condition and the adequacy of collateral, if any), such as in bankruptcy or other circumstances;

•
they are 120 days with respect to real estate 1-4 family first and junior lien mortgages (90 days with respect to commercial) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off; or

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

Note 1 (Summary of Significant Accounting Policies) to Financial Statements describes our accounting policy for nonaccrual and impaired loans.

Table 10: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Total commercial	$1,975	2,306	2,600	1,706	4,214
Consumer:
Real estate 1-4 family first mortgage	142,325	150,381	165,117	201,531	236,859
Real estate 1-4 family junior lien mortgage	34,625	44,703	48,806	64,718	80,375
Total consumer	176,950	195,084	213,923	266,249	317,234
Total nonaccrual loans (1)	178,925	197,390	216,523	267,955	321,448
Foreclosed assets	1,591	2,377	2,505	1,996	2,547
Total nonperforming assets	$180,516	199,767	219,028	269,951	323,995
As a percentage of total loans (2)	0.51%	0.56	0.70	2.04	2.50

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

(2)	Decrease at December 31, 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Table 11: Nonperforming Assets by Quarter During 2018

(in thousands)	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2017
Nonaccrual loans:
Total commercial	$1,975	2,016	2,506	2,519
Consumer:
Real estate 1-4 family first mortgage	142,325	141,953	147,574	152,510
Real estate 1-4 family junior lien mortgage	34,625	35,948	37,553	42,161
Total consumer	176,950	177,901	185,127	194,671
Total nonaccrual loans	178,925	179,917	187,633	197,190
Foreclosed assets	1,591	2,596	2,503	2,259
Total nonperforming assets	$180,516	182,513	190,136	199,449
As a percentage of total loans	0.51%	0.56	0.57	0.57

Total NPAs were $180.5 million (0.51% of total loans) at December 31, 2018, and included $178.9 million of nonaccrual loans. Total NPAs were $199.8 million (0.56% of total loans) at December 31, 2017, and included $197.4 million of nonaccrual loans.
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
If interest due on all nonaccrual loans (including loans that were, but are no longer on nonaccrual status at year end) had been accrued under the original terms, approximately $14.5 million of interest would have been recorded as income on these loans, compared with $11.6 million actually recorded as interest income in 2018, compared with $17.0 million and $11.4 million, respectively, in 2017.

Table 12: Analysis of Changes in Nonaccrual Loans

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2018	2018	2018	2018	2018	2017
Commercial:
Balance, beginning of period	$2,016	2,506	2,519	2,306	2,306	2,600
Inflows	46	—	241	252	539	1,332
Outflows	(87)	(490)	(254)	(39)	(870)	(1,626)
Balance, end of period	1,975	2,016	2,506	2,519	1,975	2,306
Consumer:
Balance, beginning of period	177,901	185,127	194,671	195,084	195,084	213,923
Inflows	23,517	19,111	23,551	32,155	98,334	132,734
Outflows:
Returned to accruing	(9,954)	(12,164)	(14,291)	(15,190)	(51,599)	(70,953)
Foreclosures	(2,114)	(3,278)	(2,326)	(4,899)	(12,617)	(11,004)
Charge-offs	(2,963)	(2,538)	(2,277)	(3,396)	(11,174)	(19,978)
Payment, sales and other	(9,437)	(8,357)	(14,201)	(9,083)	(41,078)	(49,638)
Total outflows	(24,468)	(26,337)	(33,095)	(32,568)	(116,468)	(151,573)
Balance, end of period	176,950	177,901	185,127	194,671	176,950	195,084
Total nonaccrual loans	$178,925	179,917	187,633	197,190	178,925	197,390

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 13 and Table 14. The allowance for loan losses for TDRs was $37.8 million and $56.8 million at December 31, 2018 and 2017, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.
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

Table 13: Troubled Debt Restructurings (TDRs)

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Total commercial TDRs	$1,958	2,992	3,236	2,534	2,841
Consumer:
Real estate 1-4 family first mortgage	278,459	309,678	340,895	371,605	386,511
Real estate 1-4 family junior lien mortgage	77,386	89,560	98,380	112,597	121,672
Trial modifications	5,277	7,498	11,795	15,663	15,081
Total consumer TDRs	361,122	406,736	451,070	499,865	523,264
Total TDRs	$363,080	409,728	454,306	502,399	526,105
TDRs on nonaccrual status	$109,713	116,885	136,883	159,998	174,065
TDRs on accrual status	253,367	292,843	317,423	342,401	352,040
Total TDRs	$363,080	409,728	454,306	502,399	526,105

Table 14: TDRs Balance by Quarter During 2018

(in thousands)	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Total commercial TDRs	$1,958	2,509	3,124	3,152
Consumer:
Real estate 1-4 family first mortgage	278,459	289,563	294,171	305,212
Real estate 1-4 family junior lien mortgage	77,386	78,802	81,578	86,659
Trial modifications	5,277	5,044	5,980	5,557
Total consumer TDRs	361,122	373,409	381,729	397,428
Total TDRs	$363,080	375,918	384,853	400,580
TDRs on nonaccrual status	$109,713	113,893	115,672	118,659
TDRs on accrual status	253,367	262,025	269,181	281,921
Total TDRs	$363,080	375,918	384,853	400,580

Table 15: Analysis of Changes in TDRs

	Quarter ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Year ended Dec 31,
(in thousands)	2018	2018	2018	2018	2018	2017
Commercial:
Balance, beginning of period	$2,509	3,124	3,152	2,992	2,992	3,236
Inflows (1)	—	350	—	203	553	—
Outflows (2)	(551)	(965)	(28)	(43)	(1,587)	(244)
Balance, end of period	1,958	2,509	3,124	3,152	1,958	2,992
Consumer:
Balance, beginning of period	373,409	381,729	397,428	406,736	406,736	451,070
Inflows (1)	2,978	5,872	6,476	7,520	22,846	27,992
Outflows:
Charge-offs	(376)	(249)	(388)	(380)	(1,393)	(4,079)
Foreclosures	(486)	(1,298)	(2,734)	(825)	(5,343)	(2,740)
Payments, sales and other (2)	(14,635)	(11,710)	(19,476)	(13,682)	(59,503)	(61,210)
Net change in trial modifications (3)	232	(935)	423	(1,941)	(2,221)	(4,297)
Balance, end of period	361,122	373,409	381,729	397,428	361,122	406,736
Total TDRs	$363,080	375,918	384,853	400,580	363,080	409,728

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in 2018 and 2017 as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Table 16 reflects non-PCI loans 90 days or more past due and still accruing.

Table 16: Loans 90 Days or More Past Due and Still Accruing (1)

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Total commercial	$—	990	—	2,252	—
Consumer:
Real estate 1-4 family first mortgage	5,819	9,001	4,962	8,365	6,020
Real estate 1-4 family junior lien mortgage	708	2,914	2,545	2,462	4,240
Total consumer	6,527	11,915	7,507	10,827	10,260
Total	$6,527	12,905	7,507	13,079	10,260

(1)
PCI loans of $373 thousand, $699 thousand, $2.3 million, $4.4 million and $4.9 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 17 presents net charge-offs for the year and quarters of 2018 and 2017. Substantially all net charge-offs (recoveries) were in consumer real estate. Net charge-offs were in a net recovery position of $1.9 million, or 0.01% of average total loans outstanding in 2018, compared with net charge-offs of $2.5 million, or 0.01% of average total loans outstanding in 2017.

Table 17: Net Charge-offs (Recoveries)

	Year ended		Quarter ended
	December 31,		December 31,		September 30,		June 30,		March 31,
($ in thousands)	Net loan charge- offs	% of avg. loans	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
2018
Total commercial	$(53)	—%	$(13)	—%	$(12)	—%	$(13)	—%	$(15)	—%
Consumer:
Real estate 1-4 family first mortgage	(3,949)	(0.01)	(181)	—	(1,171)	(0.02)	(1,505)	(0.02)	(1,092)	(0.01)
Real estate 1-4 family junior lien mortgage	2,078	0.27	(319)	(0.18)	1,064	0.58	732	0.37	601	0.29
Total consumer	(1,871)	(0.01)	(500)	(0.01)	(107)	—	(773)	(0.01)	(491)	(0.01)
Total	$(1,924)	(0.01)%	$(513)	(0.01)%	$(119)	—%	$(786)	(0.01)%	$(506)	(0.01)%

2017
Total commercial	$(473)	(0.01)%	$(396)	(0.05)%	$(59)	(0.01)%	$(12)	—%	$(6)	—%
Consumer:
Real estate 1-4 family first mortgage	1,506	0.01	(1,417)	(0.02)	276	—	190	—	2,457	0.04
Real estate 1-4 family junior lien mortgage	1,507	0.16	(978)	(0.44)	939	0.40	(440)	(0.18)	1,986	0.76
Total consumer	3,013	0.01	(2,395)	(0.03)	1,215	0.02	(250)	—	4,443	0.07
Total	$2,540	0.01%	$(2,791)	(0.03)%	$1,156	0.01%	$(262)	—%	$4,437	0.06%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.

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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at December 31, 2018.
The allowance for loan losses decreased $32.6 million to $96.7 million at December 31, 2018, from $129.4 million at December 31, 2017. The decrease in the allowance was driven by the reinvestment of paydowns and payoffs of higher risk loans into lower risk loans as well as declining impaired loan balances.
We believe the allowance for credit losses of $98.3 million at December 31, 2018, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policies – Allowance for Credit Losses” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report.
Table 18 presents an analysis of the allowance for credit losses.

Table 18: Allocation of the Allowance for Credit Losses (ACL)

	Dec 31, 2018		Dec 31, 2017		Dec 31, 2016
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$26,281	10%	$28,085	9%	$29,644	13%
Consumer:
Real estate 1-4 family first mortgage	51,894	89	71,341	88	61,371	84
Real estate 1-4 family junior lien mortgage	20,093	1	31,235	3	34,014	3
Total consumer	71,987	90	102,576	91	95,385	87
Total	$98,268	100%	$130,661	100%	$125,029	100%

(in thousands)	2018	2017	2016	2015	2014
Components:
Allowance for loan losses	$96,743	129,360	123,877	120,866	184,437
Allowance for unfunded credit commitments	1,525	1,301	1,152	672	737
Allowance for credit losses	$98,268	130,661	125,029	121,538	185,174
Allowance for loan losses as a percentage of total loans (1)	0.27%	0.36	0.40	0.91	1.42
Allowance for loan losses as a percentage of net charge-offs	NM	NM	603.62	373.38	297.33
Allowance for credit losses as a percentage of total loans (1)	0.28	0.36	0.40	0.92	1.43
Allowance for credit losses as a percentage of total nonaccrual loans	54.92	66.19	57.74	45.36	57.61
NM – Not meaningful

(1)	Decrease at December 31, 2016 reflects benefit of $21.0 billion of high quality loans acquired in the Third Quarter 2016 Loan Acquisitions.

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At December 31, 2018, 12% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At December 31, 2018, approximately 88% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At December 31, 2018, 12% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At December 31, 2018, our liabilities were 9% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.
Our rate-sensitive assets and liabilities at December 31, 2018 are presented in Table 19. The allowance for loan losses is not included in loans.

Table 19: Rate-sensitive Assets and Liabilities

		December 31, 2018
(In thousands)	Overnight	Within one year	One to three years	Three to five years	Over five years	Total
Rate-sensitive assets
Interest-bearing deposits	$—	—	—	—	—	—
Loans
Fixed rate	—	27,902	64,532	142,661	31,157,322	31,392,417
Variable rate	—	602,844	1,009,196	791,610	1,699,001	4,102,651
Total rate-sensitive assets	$—	630,746	1,073,728	934,271	32,856,323	35,495,068
Line of credit with Bank	$—	3,054,738	—	—	—	3,054,738
Total rate-sensitive liabilities	$—	3,054,738	—	—	—	3,054,738
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
Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments and loan acquisitions. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At December 31, 2018, we had $3.1 billion outstanding on our Bank line of credit. The rate of interest on the line of credit is equal to the three-month LIBOR plus 4.4 basis points (0.044%). It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. See the "Risk Factors" section in this Report for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric.
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

In 2018, we acquired $3.7 billion of loans from the Bank, compared with $9.2 billion in 2017. To the extent that we determine that additional funding is necessary or advisable, we could issue additional common or preferred stock, subject to board of directors approval, raise funds through debt financings, or a combination of these methods. Retention of cash flows does not represent a significant source of funding because any cash flow retention must be consistent with the provisions of the Investment Company Act and the Code, which requires the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.
As of December 31, 2018, our liabilities consisted of our line of credit with the Bank, accounts payable- affiliates, net and other liabilities. The certificate of designation for the Series A preferred stock contains a covenant in which we agree not to incur indebtedness for borrowed money, including any guarantees of indebtedness (which does not include any pledges of our assets on behalf of the Bank or our other affiliates), without the consent of the holders of two-thirds of the Series A preferred stock, voting as a separate class, provided that, we may incur indebtedness in an aggregate amount not exceeding 20% of our stockholders’ equity.

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
Management and our Board's Audit Committee have reviewed and approved this critical accounting policy.

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

•
Selection of a credit loss estimation model that fits the credit risk characteristics of its portfolio. We use both internally developed and vendor supplied models in this process. We often use expected loss, transition rate, flow rate, competing hazard, vintage maturation, and time series or statistical trend models, most with economic correlations. Management must use judgment in establishing additional input metrics for the modeling processes, considering further stratification into reference data time series, sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. The models used to determine the allowance for credit losses are validated in accordance with Company policies by an internal model validation group.

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

Table 20: Allowance Sensitivity Summary

December 31, 2018
Estimated
increase / (decrease)
(in millions)	in allowance
Assumption:
Favorable (1)	$(16.3)
Adverse (2)	37.4

(1)	Represents a one risk rating upgrade throughout our commercial portfolio segment and a more optimistic economic outlook for modeled losses on our consumer portfolio segment.

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

Current Accounting Developments

Table 21 provides the significant accounting updates applicable to us that have been issued by the FASB but are not yet effective.

Table 21: Current Accounting Developments - Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Update changes the accounting for credit losses measurement on loans by requiring a current expected credit loss (CECL) measurement to estimate the allowance for credit losses (ACL) for the remaining estimated life of the financial asset (including off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. The Update eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.

We expect to adopt the guidance in first quarter 2020. Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of the Update, which will continue throughout 2019, including parallel runs for CECL alongside our current allowance process.

We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We are substantially complete with a significant majority of our loss forecasting models, and we expect completion of the validation process for our loan models during 2019.

Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:
• An initial forecast period of one year reflecting management’s expectation of losses based on forward-looking economic scenarios over that time.
• A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment and class of financing receivables based on the change in key historic economic variables during representative historical expansionary and recessionary periods.
• A reversion period of up to 2 years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
• We will utilize discounted cash flow (DCF) methods to measure credit impairment for loans modified in a TDR, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.

We continue to evaluate the results of our modeled loss estimates and will continue to make refinements to our approach. The FASB recently proposed a change to consider recoveries of previously charged off loans or subsequent increases in fair value of collateral for collateral dependent loans in the ACL measurement. If finalized, the proposed changes would be expected to reduce our ACL. The amount of the change in our ACL will be impacted by our portfolio composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

In addition to the list above, the following Updates are applicable to us but are not expected to have a material impact on our financial statements:

•	ASU 2018-13 – Fair Value Measurement (Topic 820):

Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

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

•
our reputation and the reputation of Wells Fargo and the Bank, including negative effects from the Bank's retail banking sales practices matter and other instances where the Bank’s customers may have experienced financial harm and negative effects from the resolution of regulatory matters, litigation, or other legal actions by Wells Fargo and the Bank, which may result in, among other things, additional costs, fines, penalties, restrictions on Wells Fargo’s or the Bank’s business, reputational harm or other adverse consequences;

•
financial services reform and the impact of other current, pending and future legislation, regulation and legal actions applicable to us, the Bank or Wells Fargo, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislation or regulation related to bank products and services;

•	changes in accounting standards, rules and interpretations;

•	various monetary and fiscal policies and regulations of the U.S. and foreign governments;

•
a failure in or breach of our, the Bank’s or Wells Fargo’s operational or security systems or infrastructure, or those of third party vendors and other security providers, including as a result of cyber-attacks; and

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

We are effectively controlled by Wells Fargo and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest. Both of our executive officers are also officers of Wells Fargo and the Bank. One of these executive officers is also a director of the Company. Wells Fargo and the Bank control a substantial majority of our outstanding voting shares and, in effect, have the right to elect all of our directors, including our independent directors, except under limited circumstances if we fail to pay dividends.
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
As a consolidated subsidiary of Wells Fargo, we are subject to Wells Fargo’s enterprise risk management framework, including enterprise-level management governance committees to support its leaders in carrying out their risk management responsibilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Wells Fargo’s Risk Management Framework” in this Report.
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

We depend on the officers and employees of Wells Fargo and the Bank for administrative services and the servicing of the loans, and our relationship with Wells Fargo and/or the Bank may create potential conflicts of interest. The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of a servicing agreement or loan participation and servicing and assignment agreements. In some instances, the Bank has delegated servicing responsibility for certain of our loans to third parties that are not affiliated with us or the Bank or its affiliates. We pay the Bank monthly loan servicing fees for its services under the terms of the servicing agreement or loan participation and servicing and assignment agreements. See Note 6 (Transactions With Related Parties) to Financial Statements in this Report. The servicing agreement and loan participation and servicing and assignment agreements require the Bank to service the loans in our portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions and submits and pursues insurance claims. The Bank also provides accounting and reporting services required by us for our loans. We also may direct the Bank to dispose of any loans that are classified as nonperforming, placed in a nonperforming status or renegotiated due to the financial deterioration of the borrower. Pursuant to the loan participation and servicing and assignment agreements, we generally may not sell, transfer, encumber, assign, pledge or hypothecate the loans without the prior written consent of the Bank. The Bank is required to pay all expenses related to the performance of its duties under the servicing agreement and loan participation and servicing and assignment agreements, including any payment to its affiliates or third parties for servicing the loans. In accordance with the terms of the servicing agreement and loan participation and servicing and assignment agreements, we have the authority to decide whether to foreclose on collateral that secures a loan in the event of a default. Upon sale or other disposition of foreclosure property, the Bank will remit to us the proceeds less the cost of holding and selling the foreclosure property. In the event it is determined that it would be uneconomical to foreclose on the related property, the entire outstanding principal balance of the real estate 1-4 family mortgage loan may be charged off. In addition, we may separately agree with the Bank to sell a defaulted loan back to the Bank at its estimated fair value. We anticipate that the Bank will continue to act as servicer of any additional loans that we acquire from the Bank. We anticipate that any such servicing arrangement that we enter into in the future with the Bank will contain fees and other terms that most likely will differ from, but be substantially equivalent to, those that would be contained in servicing arrangements entered into with unaffiliated third parties. To the extent we acquire loans from unaffiliated third parties, we anticipate that such loans may be serviced by entities other than the Bank. It is our policy that any servicing arrangements with unaffiliated third parties will be consistent with standard industry practices.
In addition, the servicing agreement and loan participation and servicing and assignment agreements include obligations of the Bank to hold us harmless from any claims, causes of action, suits, damages and costs and expenses (including reasonable attorneys' fees) arising from any unlawful act or omission occurring intentionally or unintentionally in connection with the loan products, loan applications, closings, dispositions, and servicing arising under or with respect to any of the loans in our portfolio. In the event the Bank was unable or otherwise prevented from holding us harmless under such covenants, we could suffer a loss as a result of the Bank not fulfilling its servicing obligations under the servicing agreement or loan participation and servicing agreements.
The servicing agreement and loan participation and servicing and assignment agreements may be amended from time to time at our discretion and, in certain circumstances, subject to the approval of a majority of our independent directors, without a vote of our stockholders, including holders of the Series A preferred stock.

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

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations and ability to pay dividends. Our income consists predominantly of interest payments on our loans. As of December 31, 2018, 88% of loans, as measured by the recorded investment in loans, bore interest at fixed rates and the remainder bore interest at adjustable rates. Fixed rate loans increase our interest rate risk because rates on these loans do not adjust with changes in interest rates and prepayment of these loans generally increases in low interest rate environments, which could have the effect of reducing our overall yield. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. For adjustable rate loans, as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and this increased payment increases the potential for default. At the same time, the fair value and therefore marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the fixed rate loans in our portfolio as the borrowers refinance their loans at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional loans with rates sufficient to support the payment of dividends. A declining interest rate environment could adversely affect our ability to pay full, or even partial, dividends on our common and preferred stock.
In addition, our line of credit with the Bank and certain of our adjustable rate loans reference a benchmark rate, such as LIBOR, or other financial metric in order to determine the applicable interest rate or payment amount. In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric (for example, if LIBOR is discontinued after 2021 as contemplated by the U.K. Financial Conduct Authority), there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument and there may be significant work required to transition to using any new benchmark rate or other financial metric. This could result in different financial performance for previously booked transactions or require renegotiation of previously booked transactions, and may impact our existing transaction data, products, systems, operations and pricing processes.

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

Adverse conditions in states in which we have a higher concentration of loans could negatively impact our operations. As of December 31, 2018, 54% of loans, as measured by the recorded investment in loans, were located in California, New York, Washington, Virginia and Texas. In the event of adverse economic conditions in those states in which we have a higher concentration of loans we would likely experience higher rates of loss and delinquency on our loan portfolio than if the underlying loans were more geographically diversified. Additionally, our loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect states in which we have a higher concentration of loans. Adverse conditions may affect the ability of property owners or commercial borrowers in those states to make payments of principal and interest on the underlying loans, which could adversely affect our results of operations and cash flow. In addition, California has our highest concentration of loans, with 28% as measured by the recorded investment in loans. Accordingly, deterioration in real estate values and underlying economic conditions in California could result in materially higher credit losses.

Our commercial loans subject us to risks that are not present in our consumer loan portfolio, including the fact that some commercial loans are unsecured. As of December 31, 2018, 9% of our assets, as measured by the recorded investment in loans, consisted of commercial loans, which includes CSRE loans and C&I loans. Commercial loans generally tend to have shorter maturities than real estate 1-4 family mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. Foreclosures of defaulted commercial loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of real estate 1-4 family mortgage loans. See Risk Factors - “We could incur losses as a result of environmental liabilities of properties underlying our assets through foreclosure action” in this Report. Additionally, there is no requirement regarding the percentage that must be leased of any property securing a commercial loan at the time we acquire the loan nor are commercial loans required to have third-party guarantees.
As of December 31, 2018, less than 1%, as measured by the recorded investment in loans, of our commercial loans are unsecured. Such unsecured loans are more likely than loans secured by real estate or personal property collateral to result in a loss upon a default.

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

We may not be able to acquire loans at the same volumes or with the same yields as we have historically acquired. As of December 31, 2018, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy – Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Asset Contributions” in this Report. The Bank originates and underwrites, or purchases and re-underwrites, loans. Our ability to acquire interests in loans in the future will depend on the Bank’s ability to continue to originate or purchase such loans. Originating and purchasing real estate loans is highly competitive and subject to extensive regulation. In addition, negative publicity and public opinion about Wells Fargo's business practices, business relationships or corporate governance, including related to its retail banking sales practices matter and other instances where the Bank’s customers may have experienced financial harm, may increase the risk of reputational harm to the businesses of Wells Fargo and the Bank. As a result, the Bank may not be able to originate or purchase loans at the same volumes or with the same yields as it has historically originated or purchased. Our ability to acquire interests in loans in the future will also depend on the Bank’s willingness to sell loans to us. A change in business, economic, or regulatory conditions could cause the Bank to determine that selling loans to us is no longer desirable. A change in the Bank’s ability to originate or purchase loans or the Bank’s willingness to sell interests in those loans to us may interfere with our ability to maintain the requisite level of real estate assets to maintain our qualification as a REIT. In addition, although we have policies relating to the minimum credit quality (as measured by FICO score and LTV/CLTV) of loans that we may acquire, the relative quality of our portfolio could decline substantially in the future even though we continue to meet our existing thresholds (which are, in any event, subject to change). If volumes of loans purchased decline or the yields on these loans decline from existing levels, it could negatively affect our financial condition or results of operations.

Holding mortgage loans as participation interests instead of holding whole loans poses certain additional risks to us. As of December 31, 2018, substantially all of our assets, including interests in real estate loans, have been acquired from the Bank pursuant to loan participation agreement or loan participation and servicing and assignment agreements. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy – Assets in General; Participation Interests and Transfers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Asset Contributions” in this Report. The substantial majority of these loans were originated or purchased by the Bank, and the Bank remains the lender of record under the related mortgage notes and other mortgage documents. As the holder of participation interests in loans, substantially all of which are serviced by the Bank, we are dependent on the servicing and efforts of the Bank. We do not have a direct contractual relationship with borrowers under the loan participation agreement or loan participation and servicing and assignment agreements. However, in accordance with the terms of the servicing agreement and loan participation and servicing and assignment agreements, we have the authority to decide whether to foreclose on collateral that secures a loan and certain other rights. In addition, under the loan participation and servicing and assignment agreements, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank.
Furthermore, if the Bank became subject to a receivership proceeding or failed to repay a deposit made by a borrower on a mortgage loan in which we have a participation interest, such borrower may be entitled to set off their obligation to pay principal or interest on such mortgage loan against the Bank’s obligation to repay the deposit of the borrower.

We may invest in assets that involve new risks and need not maintain our current asset coverage. Although our loan portfolio consists of consumer and commercial loans, to the extent we acquire additional assets in the future, we are not required to limit our investments to assets of the type that constitute our loan portfolio as of December 31, 2018. See “Business – General Description of Mortgage Assets and Other Authorized Investments; Investment Policy” in this Report. Other real estate assets may involve different risks not described in this Report. Nevertheless, we will not invest in assets that are not real estate assets (which includes consumer loans, CSRE loans, mortgage-backed securities that are eligible to be held by REITs, cash, cash equivalents, including receivables and government securities, and other real estate assets) if such investments would cause us to no longer qualify as a REIT for U.S. federal income tax purposes. Moreover, while our policies will call for maintaining specified levels of FFO coverage as to expected dividend distributions and for maintaining specified levels of unpledged, performing assets, we are not required to maintain current levels of asset coverage.

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

Loans secured by second or more junior liens might not have adequate security. The consumer loans that are secured by second or more junior liens may not afford security comparable to that provided by first lien mortgage loans, particularly in the case of real estate 1-4 family junior lien mortgage loans that have a high combined loan to value ratio, because foreclosure may not be economical. The proceeds from any foreclosure, insurance or condemnation proceedings will be available to satisfy the outstanding balance of the junior lien only to the extent that the liens of the senior mortgages have been satisfied in full, including any related foreclosure costs. In accordance with the terms of the servicing agreement and loan participation and servicing and assignment agreements, we have the authority to decide whether to foreclose on collateral that secures a loan in the event of a default. In the event it is determined that it would be uneconomical to foreclose on the related property, the entire outstanding principal balance of the real estate 1-4 family mortgage loan may be charged off. In addition, we may separately agree with the Bank to sell a defaulted loan back to the Bank at its estimated fair value. There can be no guarantee that the market value of the collateral realized through the foreclosure process or the value of the loan sold back to the Bank would equal the carrying value of the loan for purposes of our financial statements. In these circumstances, including with respect to charge-off, any related losses with respect to such loans would be borne by us and could affect our operating results and cash flows.
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

A failure in or breach of our operational or security systems, controls or infrastructure or those of the Bank or Wells Fargo or of third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business; result in the disclosure or misuse of confidential or proprietary information; damage our reputation or the reputation of Wells Fargo or the Bank; increase our costs and cause losses.  Our business, financial, accounting, data processing systems or other operating systems and facilities, and those of the Bank and Wells Fargo, may stop operating properly, become insufficient based on our evolving business needs, or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; degradation or loss of internet or website availability; climate change related impacts and natural disasters such as earthquakes, tornados, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and cyber-attacks. Furthermore, enhancements and upgrades to the enterprise’s infrastructure or operating systems may be time-consuming, entail significant costs, and create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of the enterprise’s systems, the process of enhancing infrastructure and operating systems, including their security measures, can itself create a risk of system disruptions and security issues. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to the enterprise’s physical infrastructure or operating systems that support our business. Information security risks for large financial institutions such as Wells Fargo have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign state-sponsored parties. Those parties also may attempt to misrepresent personal or financial information to obtain loans or other financial products or attempt to fraudulently induce employees, customers, or other users of our systems, or those of the Bank or Wells Fargo, to disclose confidential information in order to gain access to our data or that of the Bank or Wells Fargo or their customers. Although we believe we have robust information security procedures and controls, our technologies, systems, and networks and those of the Bank and Wells Fargo, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, or otherwise disrupt our business operations or the business operations of the Bank, Wells Fargo, their customers or other third parties.
Third parties with which we do business or that facilitate our business activities could also be sources of operational risk and information security risk to us, including from cyber-attacks, information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. Furthermore, as a result of financial institutions and technology systems becoming more interconnected and complex, any operational or information security incident at a third party may increase the risk of loss or material impact to us or the financial industry as a whole. Moreover, because we rely on third parties to provide services to us and facilitate certain of our business activities, we face increased operational risk. If third parties we rely on do not adequately or appropriately provide their services or perform their responsibilities, or we do not effectively manage or oversee these third party relationships, we may suffer material harm, including business disruptions, losses or costs to remediate any of the deficiencies, reputational damage, legal or regulatory proceedings, or other adverse consequences.
Disruptions or failures in the physical infrastructure, controls or operating systems that support our business, cyber-attacks on us, the Bank, or Wells Fargo or third parties with which we do business or that facilitate our business activities could result in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, litigation exposure, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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
In addition, the payment of dividends would be prohibited under the OCC’s prompt corrective action regulations if the Bank becomes or would become “undercapitalized” for purposes of such regulations. As of December 31, 2018, the Bank was “well-capitalized” under applicable regulatory capital adequacy guidelines.
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
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. For example, Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Subtopic 825-15), replaces the current “incurred loss” model for the allowance for credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. CECL is expected to affect how we determine our allowance and report our financial results and condition.
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

Controls and Procedures

Disclosure Controls and Procedures
The Company’s management evaluated the effectiveness, as of December 31, 2018, of the Company’s controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during any quarter in 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm, has audited the Company’s balance sheets as of December 31, 2018 and 2017, and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related financial statement schedule, Schedule IV - Mortgage Loans on Real Estate as stated in their report, which is included herein. Pursuant to an exemption for certain registrants under the Dodd-Frank Act, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.
Information in response to this item can be found in Part II, Item 7 “Risk Management” in this Report, which information is incorporated by reference into this item.

Item 8.	Financial Statements And Supplementary Data.
The following financial statements and schedules of Wells Fargo Real Estate Investment Corporation at December 31, 2018, are included after Part IV, Item 15 of this Report.
Report of Independent Registered Public Accounting Firm
Statement of Income
Balance Sheet
Statement of Changes in Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
Schedule IV - Mortgage Loans on Real Estate
Quarterly Financial Data
Condensed Statement of Income—Quarterly (Unaudited)

	2018 Quarter ended				2017 Quarter ended
(in thousands, except per share amounts)	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
Interest income	$340,342	334,485	345,207	351,664	334,630	332,748	319,866	310,615
Interest expense	7,987	4,604	11,860	14,402	1,627	3,173	250	—
Net interest income	332,355	329,881	333,347	337,262	333,003	329,575	319,616	310,615
Provision (reversal of provision) for credit losses	(7,511)	(6,824)	(10,212)	(5,854)	(1,191)	(11,537)	18,118	8,083
Net interest income after provision for credit losses	339,866	336,705	343,559	343,116	334,194	341,112	301,498	302,532
Noninterest income
Pledge fees	473	—	—	6,037	10,995	15,864	14,875	13,599
Other (1)	754	144	157	221	(36)	(284)	17	184
Total noninterest income	1,227	144	157	6,258	10,959	15,580	14,892	13,783
Noninterest expense
Loan servicing costs	20,998	20,561	21,360	21,922	20,939	20,614	19,236	18,752
Management fees	6,784	10,977	11,750	6,260	6,562	6,384	5,859	6,912
Foreclosed assets	2,922	3,993	3,121	2,053	2,492	2,713	2,052	2,359
Other	236	195	182	107	230	441	143	195
Total noninterest expense	30,940	35,726	36,413	30,342	30,223	30,152	27,290	28,218
Net income	310,153	301,123	307,303	319,032	314,930	326,540	289,100	288,097
Dividends on preferred stock	4,397	4,397	4,397	4,397	4,397	4,397	4,397	4,397
Net income applicable to common stock	$305,756	296,726	302,906	314,635	310,533	322,143	284,703	283,700
Per common share information
Earnings per common share	$8.98	8.71	8.89	9.24	9.12	9.46	8.36	8.33
Diluted earnings per common share	8.98	8.71	8.89	9.24	9.12	9.46	8.36	8.33
Average common shares outstanding	34,058	34,058	34,058	34,058	34,058	34,058	34,058	34,058
Diluted average common shares outstanding	34,058	34,058	34,058	34,058	34,058	34,058	34,058	34,058

(1)	Results reflect losses on sales of loans to Wells Fargo Bank, National Association.

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

Directors of WFREIC
We currently have four directors. One of our directors, Neal A. Blinde, is an officer of Wells Fargo and an executive officer of WFREIC. The names of our directors, their ages, and their business experience during the past five years, are as follows:

George L. Ball (age 60) has been Chief Financial Officer of Parsons Corporation, Pasadena, California, an international engineering, construction, technical, and management services firm, since May 2008. Previously, he was Senior Vice President, Financial Systems and Control, of Parsons Corporation from March 2007 to May 2008, and Vice President, Finance, of Parsons Development Company from October 2004 to February 2008. His experience in a variety of finance positions allows him to bring a broad understanding of financial matters to the board of directors, including expertise in accounting, internal controls, financial reporting, and risk management. Mr. Ball has served as a director of the Company since July 2014 and is a member of the Audit Committee. He is also a director of NCI Building Systems, Inc.

Gary K. Bettin (age 65) served as Managing Director of Crosh Consulting, LLC, Mooresville, North Carolina, a financial services consulting firm, from 2010 until he retired in 2015. He also served as Senior Vice President and Head of Mortgage Loan Servicing of American Security Mortgage Corporation, Charlotte, North Carolina, a mortgage banking company, from 2013 to August 2014 and as Chief Executive Officer of Quatrro Mortgage Solutions, Inc., Charlotte, North Carolina, a mortgage outsourcing business, from 2006 to 2010. Mr. Bettin retired from Bank of America, a financial services company, in 2006 after serving in a variety of senior executive roles in customer service and mortgage loan servicing. He brings more than 30 years of mortgage and consumer banking industry experience to the board of directors, having held senior executive roles in loan origination and fulfillment, customer service, servicing, technology and finance. Mr. Bettin has served as a director of the Company since July 2014 and is chair of the Audit Committee.

Neal A. Blinde (age 46) has served as Executive Vice President and Treasurer of Wells Fargo since October 2015. In that role, Mr. Blinde oversees Wells Fargo’s funding, capital management, liquidity management and interest rate risk management as well as its recovery and resolution planning and annual Comprehensive Capital Analysis and Review (CCAR). Prior to his current role, Mr. Blinde served as Managing Director and head of the Depositories Investment Banking Group for Wells Fargo Securities from 2012 to October 2015. He originally joined Wells Fargo Securities in 2002 and has completed capital raising, financial advisory and structured finance transactions for clients in the bank, specialty finance, and asset management sectors. Mr. Blinde brings significant funding, capital management, liquidity management, financial risk management, financial performance management and strategic planning expertise to the board of directors.

John F. Luikart (age 69) has been president of Bethany Advisors LLC, San Francisco, California, a privately-owned consulting business, since February 2007. He has also served on the board of directors of the Federal Home Loan Bank of San Francisco, a cooperative wholesale bank since 2007 and currently serves as Chairman, a role he also filled from 2012 through 2015. Mr. Luikart is also currently a trustee of four asbestos trusts, having begun his work in this area in 2004. Previously, he was Chairman of Wedbush Securities Inc., Los Angeles, California, an investment firm, from 2006 to 2010; President and Chief Operating Officer of Tucker Anthony Sutro, a brokerage and investment firm, from 2001 to 2002; and Chairman and Chief Executive Officer of Sutro & Co., a brokerage and investment firm, from 1996 to 2002. With his long career in the financial services industry, Mr. Luikart brings significant leadership and executive management experience to the board of directors, including extensive governance and strategic knowledge, as well as financial and investment expertise. Mr. Luikart has served as a director of the Company since July 2014 and is a member of the Audit Committee.

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

Executive Officers of WFREIC

Neal A. Blinde (age 46) has been our President and Chief Executive Officer and Director since March 2018. Mr. Blinde has served as Executive Vice President and Treasurer of Wells Fargo since October 2015. See “— Directors of WFREIC” in this Report for Mr. Blinde’s business experience.

John R. Shrewsberry (age 53) has been our Senior Executive Vice President and Chief Financial Officer since May 2014. Mr. Shrewsberry has served as Senior Executive Vice President and Chief Financial Officer of Wells Fargo since May 2014. From 2006 to May 2014, Mr. Shrewsberry was head of Wells Fargo Securities. Mr. Shrewsberry has over 20 years of experience in banking and investing.

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

To our knowledge, based solely on a review of copies of the reports that we received and written representations from the individuals required to file the reports, during the year ended December 31, 2018, all Section 16(a) reports applicable to directors and executive officers were filed on a timely basis.

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
Neal A. Blinde
John F. Luikart

Compensation Discussion and Analysis

None of our executive officers receives any compensation from us. We have no current plans to directly compensate our executive officers.

Executive Compensation

Currently, we do not directly pay or award any compensation in any form to our executive officers. In 2018, our executive officers, John Shrewsberry and Neal A. Blinde, as well as Michael J. Loughlin, who served as an executive officer until March 2018, were employed and compensated by Wells Fargo in connection with their duties, including serving as officers of WFREIC. We have no current plans to directly compensate our executive officers.

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

Director Compensation Table

The following table sets forth with respect to each person who served as a director of the Company in 2018: (i) their name (column (a)); (ii) the aggregate dollar amount of all fees earned or paid in cash for services as a director (column (b)); and (iii) the dollar value of total compensation for the covered fiscal year (column (c)).

2018 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total Compensation in 2018 ($)
(a)	(b)	(c)
George L. Ball	$75,000	75,000
Gary K. Bettin	75,000	75,000
Neal A. Blinde	—	—
Michael J. Loughlin	—	—
John F. Luikart	75,000	75,000

(1)	Mr. Loughlin retired as a director of our Board effective March 12, 2018.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. None of our executive officers or employees is currently compensated by us.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Equity Compensation Plans

The Company does not have any equity compensation plans. Our two current executive officers are officers of Wells Fargo and receive certain equity-based compensation from Wells Fargo. See Part III, Item 11 “Executive Compensation” in this Report for more information.

Security Ownership Of Certain Beneficial Owners And Management
The following table sets forth the number of shares and percentage of ownership beneficially owned of our Series A preferred stock by our directors and executive officers as of February 22, 2019. None of the directors or executive officers own any shares of any other class of our equity securities.

Name	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class
George L. Ball	9,280.713	*
Gary K. Bettin	—	—
Neal A. Blinde	—	—
John F. Luikart	—	—
John R. Shrewsberry	—	—
Directors and executive officers as a group	9,280.713	*
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
In addition to the foregoing, as of December 31, 2018, Omniplus Capital Corporation owned 82.2% of our Series B preferred stock. We do not have any equity compensation plans.

Item 13.	Certain Relationships And Related Transactions, And Director Independence.

Certain Relationships and Related Party Transactions

One of our current directors is also an officer of Wells Fargo. Our current executive officers are also executive officers or officers of Wells Fargo and the Bank. In addition, some of our directors and executive officers are customers of Wells Fargo’s affiliated financial and lending institutions and have transactions with such affiliates in the ordinary course of business. Transactions with directors and executive officers have been on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with third parties and do not involve more than the normal risk of collectability or present other unfavorable features. We may hold a participation interest in some of these loans.
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
We acquire and sell loans from and to the Bank. The loan acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums. The net accretion of adjustments on loans is reported within interest income. Gains or losses on sales of loans are included within noninterest income. Losses on sales of loans to the Bank were $88 thousand in 2018. We sell foreclosed assets back to the Bank from time to time at estimated fair value generally with no gain or loss recognized upon the transfer of such assets (as the assets are written down to the fair value of the underlying collateral before being sold). In 2018, all of our loan acquisitions and sales were with the Bank. In 2018, we acquired $3.3 billion of consumer loans and $423.4 million of commercial loans at their estimated fair value.

We may pledge our loan assets in an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Bank of Des Moines or the discount window of the Federal Reserve Bank of San Francisco. In exchange for the pledge of our loan assets, the Bank pays us a fee. Such fee is an amount we believe represents an arrangement that is not inconsistent with market terms. Such fee may be renegotiated by us and the Bank from time to time. At December 31, 2018, the fee was equal to an annual rate of 17 basis points (0.17%) as applied to the unpaid principal balance of pledged loans on a monthly basis. We earned $6.5 million in pledge fees in 2018. Although we currently believe that this arrangement is not inconsistent with market terms, we cannot provide assurance that this is and/or will be the case in the future to the extent such fees are renegotiated. Any material amendment to the terms of agreements related to the pledge of our loan assets on behalf of the Bank, including with respect to fees, will require the approval of a majority of our independent directors.
The Bank currently administers our day-to-day activities and services substantially all of the loans in our portfolio under the terms of loan participation and servicing and assignment agreements. These agreements reflect what we believe to be terms consistent with those resulting from arm’s-length negotiations and obligate us to pay the Bank monthly service fees, depending on the loan type, based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. We paid the Bank total servicing fees of $84.8 million in 2018.
Additionally, we are subject to Wells Fargo’s management fee policy and thus reimburse the Bank on a monthly basis for general overhead expenses, and we are dependent on the Bank and others for servicing the loans in our portfolio. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $35.8 million in 2018.
A deposit account with the Bank is our primary cash management vehicle. Our cash management process includes applying operating cash flows to reduce any outstanding balance on our line of credit with the Bank. Operating cash flows are settled through our affiliate accounts receivable/payable process. Upon settlement, cash received is either applied to reduce our line of credit outstanding or retained as a deposit with the Bank. There was no cash balance retained as a deposit with the Bank at December 31, 2018.
We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $5.0 billion at a rate of interest equal to the three-month London Interbank Offered Rate plus 4.4 basis points (0.044%). It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. See the "Risk Factors" section in this Report for additional information regarding the potential impact of a benchmark rate, such as LIBOR, or other referenced financial metric being significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric.
At December 31, 2018, we had $3.1 billion outstanding on the revolving line of credit with the Bank and $38.9 million in interest expense on the revolving line of credit with the Bank for the year ended December 31, 2018.
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

KPMG LLP were our auditors for the years ended December 31, 2018, and December 31, 2017.

Set forth below is information relating to the aggregate KPMG fees for professional services rendered to us for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees (1)	$536,000	549,000
Audit-Related	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$536,000	549,000

(1)	Aggregate fees for professional services rendered for the audit of our annual financial statements and for services normally provided in connection with statutory or regulatory filings or engagements.

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
The following financial statements of Wells Fargo Real Estate Investment Corporation at December 31, 2018, are included in this report.
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

(99)(a)
Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to commercial loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and WFREIC).
Incorporated by reference to Exhibit 99.1 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

(99)(b)
Form of Participation and Servicing Agreement between the Bank and WPFC Asset Funding, LLC related to consumer loans (including the Form of Assignment Agreement between WPFC Asset Funding, LLC and WFREIC).

Incorporated by reference to Exhibit 99.2 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

(99)(c)
Form of Servicing Agreement between Wells Fargo Real Estate Investment Corporation and Wells Fargo Bank, N.A. (related to consumer loan participation interests purchased on or after November 26, 2018).

Incorporated by reference to Exhibit 99.1 to WFREIC’s Current Report on Form 8-K filed November 29, 2018.

(99)(d)
Form of Loan Participation Agreement between Wells Fargo Bank, N.A. and Wells Fargo Real Estate Investment Corporation (related to consumer loan participation interests purchased on or after November 26, 2018).

Incorporated by reference to Exhibit 99.2 to WFREIC’s Current Report on Form 8-K filed November 29, 2018.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wells Fargo Real Estate Investment Corporation (the Company) as of December 31, 2018 and 2017, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule, Schedule IV - Mortgage Loans on Real Estate (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Des Moines, Iowa
March 1, 2019

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income
	Year ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Interest income	$1,371,698	1,297,859	869,822
Interest expense	38,853	5,050	2,734
Net interest income	1,332,845	1,292,809	867,088
Provision (reversal of provision) for credit losses	(30,401)	13,473	29,855
Net interest income after provision for credit losses	1,363,246	1,279,336	837,233
Noninterest income
Pledge fees	6,510	55,333	32,296
Other (1)	1,276	(119)	(2,184)
Total noninterest income	7,786	55,214	30,112
Noninterest expense
Loan servicing costs	84,841	79,541	50,761
Management fees	35,771	25,717	18,744
Foreclosed assets	12,089	9,616	12,869
Other	720	1,009	1,156
Total noninterest expense	133,421	115,883	83,530
Net income	1,237,611	1,218,667	783,815
Comprehensive income	1,237,611	1,218,667	783,815
Dividends on preferred stock	17,588	17,588	17,588
Net income applicable to common stock	$1,220,023	1,201,079	766,227
Per common share information
Earnings per common share	$35.82	35.27	37.75
Diluted earnings per common share	35.82	35.27	37.75
Average common shares outstanding	34,058	34,058	20,300
Diluted average common shares outstanding	34,058	34,058	20,300

(1)	Results reflect losses on sales of loans to Wells Fargo Bank, National Association.
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
	December 31,
(in thousands, except shares)	2018	2017
Assets
Cash and cash equivalents	$—	—
Loans	35,495,068	35,865,176
Allowance for loan losses	(96,743)	(129,360)
Net loans	35,398,325	35,735,816
Accounts receivable - affiliates, net	—	113,755
Other assets	94,942	96,028
Total assets	$35,493,267	35,945,599
Liabilities
Line of credit with Bank	$3,054,738	3,551,426
Accounts payable - affiliates, net	13,798	—
Other liabilities	9,445	3,910
Total liabilities	3,077,981	3,555,336
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(135,825)	(160,848)
Total stockholders’ equity	32,415,286	32,390,263
Total liabilities and stockholders’ equity	$35,493,267	35,945,599
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2015	$110	129	12,550,822	(138,154)	12,412,907
Net income	—	—	—	783,815	783,815
Common stock issued	—	212	19,999,838	—	20,000,050
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $36.52 per share	—	—	—	(785,000)	(785,000)
Balance, December 31, 2016	$110	341	32,550,660	(156,927)	32,394,184
Net income	—	—	—	1,218,667	1,218,667
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $35.38 per share	—	—	—	(1,205,000)	(1,205,000)
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263
Net income	—	—	—	1,237,611	1,237,611
Cash dividends
Series A preferred stock at $1.59 per share	—	—	—	(17,531)	(17,531)
Series B preferred stock at $85.00 per share	—	—	—	(57)	(57)
Common stock at $35.08 per share	—	—	—	(1,195,000)	(1,195,000)
Balance, December 31, 2018	$110	341	32,550,660	(135,825)	32,415,286

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows
	Year ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$1,237,611	1,218,667	783,815
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(18,589)	(12,978)	(37,372)
Provision (reversal of provision) for credit losses	(30,401)	13,473	29,855
Other operating activities, net	3,795	(13,385)	(50,434)
Net cash provided by operating activities	1,192,416	1,205,777	725,864
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	(3,747,820)	(9,162,579)	(23,339,146)
Proceeds from payments and sales	4,264,680	4,656,615	5,215,318
Net cash provided (used) by investing activities	516,860	(4,505,964)	(18,123,828)
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	3,930,645	6,479,703	3,147,386
Repayments of line of credit with Bank	(4,427,333)	(2,928,277)	(3,975,535)
Common stock issued	—	—	20,000,050
Cash dividends paid	(1,212,588)	(1,222,588)	(802,588)
Net cash provided (used) by financing activities	(1,709,276)	2,328,838	18,369,313
Net change in cash and cash equivalents	—	(971,349)	971,349
Cash and cash equivalents at beginning of year	—	971,349	—
Cash and cash equivalents at end of year	$—	—	971,349
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$12,115	11,482	13,463
Cash paid for interest	33,252	3,843	2,949
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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements, income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.

Accounting Standards Adopted in 2018
In 2018, we adopted the following new accounting guidance:

•	Accounting Standards Update (ASU or Update) 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments;

•	ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; and

•	ASU 2014-09 – Revenue from Contracts With Customers (Topic 606) and subsequent related Updates.

ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for reporting in the statement of cash flows. We adopted this change in first quarter 2018. The Update did not have any impact on our financial statements.

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
In general, the Bank initially transfers participation interests in loans to a subsidiary of the Bank that does not have a direct or indirect ownership interest in us, which then transfers such participation interests to us. We may from time to time transfer such participation interests back to the subsidiary, which may ultimately transfer such interests back to the Bank. In 2018, we acquired $3.3 billion of participation interests in consumer loans and $423.4 million of participation interests in commercial loans directly from the Bank.
Pursuant to the terms of the relevant participation and servicing and assignment agreements, we generally may not sell, transfer, encumber, assign, pledge or hypothecate our participation interests in loans without the prior written consent of the Bank. As such, the transfers do not qualify for sale accounting; however the assets continue to be classified as loans in our financial statements because the returns and recoverability of these non-recourse receivables are entirely dependent on the performance of the underlying loans. The Company initially measures the non-recourse receivables at the cash proceeds exchanged which represents the fair value of the transferred loans. During 2018, we modified our consumer loan participation and servicing agreements, which has removed the restrictions that prevented sale accounting. In 2018, we acquired $3.3 billion of consumer loans under these modified loan participation and servicing agreements. The assets are classified as loans in our financial statements and initially recorded at fair value.

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
Loans acquired in a transfer, including business combinations where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for as purchased credit-impaired (PCI) loans. Substantially all of our PCI loans were acquired in the December 31, 2008 acquisition of Wachovia Corporation by Wells Fargo. PCI loans are initially recorded at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses is not carried over. A nonaccretable difference is established for PCI loans to absorb losses expected on those loans at the date of acquisition. Amounts absorbed by the nonaccretable difference do not affect the income statement or the allowance for credit losses. PCI loans were less than 1 percent of total loans at December 31, 2018 and 2017.

Nonaccrual and Past Due Loans
We generally place loans on nonaccrual status when:

•
the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any), such as in bankruptcy or other circumstances;

•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal, unless both well-secured and in the process of collection;

•	part of the principal balance has been charged off; or

•	for junior lien mortgages, we have evidence that the related first lien mortgage may be 120 days past due or in the process of foreclosure regardless of the junior lien delinquency status.

PCI loans are written down at acquisition to fair value
using an estimate of cash flows deemed to be collectible and an accretable yield is established. Accordingly, such loans are not classified as nonaccrual because they continue to earn interest from accretable yield, independent of performance in accordance of their contractual terms, and we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).
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

Allowance for Credit Losses (ACL)
The ACL is management’s estimate of credit losses inherent in the loan portfolio, including unfunded credit commitments, at the balance sheet date. We have an established process to determine the appropriateness of the ACL that assesses the losses inherent in our portfolio and related unfunded credit commitments. While we attribute portions of the allowance to our respective commercial and consumer portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio and unfunded credit commitments. We develop and document our allowance methodology at the portfolio segment level - commercial loan portfolio and consumer loan portfolio.
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

COMMERCIAL PORTFOLIO SEGMENT ACL METHODOLOGY Generally, commercial loans are assessed for estimated losses by grading each loan using various risk factors as identified through periodic reviews. Our estimation approach for the commercial portfolio reflects the estimated probability of default in accordance with the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of any underlying collateral. Probability of default and severity at the time of default are statistically derived through historical observations of default and losses after default within each credit risk rating. These estimates are adjusted as appropriate based on additional analysis of long-term average loss experience compared to previously forecasted losses, external loss data or other risks identified from current economic conditions and credit quality trends. The estimated probability of default and severity at the time of default are applied to loan equivalent exposures to estimate losses for unfunded credit commitments.
The allowance also includes an amount for the estimated impairment on nonaccrual commercial loans and commercial loans modified in a TDR, whether on accrual or nonaccrual status.

CONSUMER PORTFOLIO SEGMENT ACL METHODOLOGY For consumer loans that are not identified as a TDR, we generally determine the allowance on a collective basis utilizing forecasted losses to represent our best estimate of inherent loss. We pool loans, generally by product types with similar risk characteristics, such as residential real estate mortgages. As appropriate and to achieve greater accuracy, we may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. We use assumptions for these pools in our forecast models, such as historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.
In determining the appropriate allowance attributable to our residential mortgage portfolio, we take into consideration portfolios determined to be at elevated risk, such as junior lien mortgages behind delinquent first lien mortgages. We incorporate the default rates and severity of loss for these higher risk portfolios, including the impact of our established loan modification programs. Accordingly, the loss content associated with the effects of loan modifications and higher risk portfolios has been captured in our ACL methodology.
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

Fair Value of Financial Instruments
We use fair value measurements in our fair value disclosures and to record certain assets and liabilities at fair value. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These fair value measurements are based on the exit price notion and are determined by maximizing the use of observable inputs. However, for certain instruments, we must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in the measurement of fair value.

Income Taxes
We are taxed as a REIT under relevant sections of the Internal Revenue Code of 1986 (the Code). A REIT is generally not subject to federal income tax to the extent it complies with the relevant provisions of the Code, including distributing substantially all of its taxable earnings to shareholders, and as long as certain asset, income and stock ownership tests are met. For the tax years ended December 31, 2018, 2017, and 2016, we complied with these provisions and are not subject to federal income tax.
As a REIT, dividends paid on preferred and common shares generally constitute ordinary income to the shareholder. However, distributions paid on common shares in excess of REIT taxable income, computed without regard to the dividends paid deduction, do not qualify as dividend income, and instead constitute a return of capital. In the event we do not continue to qualify as a REIT, earnings and cash provided by operating activities available for distribution to shareholders would be reduced by the amount of any applicable income tax obligation. The preferred and common dividends we pay as a REIT are ordinary investment income not eligible for the dividends received deduction for corporate shareholders or for the favorable qualified dividend tax rate applicable to non-corporate taxpayers, however beginning in 2018 non-corporate shareholders may be able to deduct 20% of the preferred and common dividends as a deduction for qualified business income under the Tax Cuts & Jobs Act enacted December 22, 2017.
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
We evaluate uncertain tax positions in accordance with FASB ASC 740, Income Taxes. Based upon our current evaluation, we have concluded that there are no significant uncertain tax positions relevant to the jurisdictions where we are required to file income tax returns requiring recognition in the financial statements at December 31, 2018, 2017, and 2016. We are not subject to federal income tax examinations for tax years prior to 2015 or, with few exceptions, state examinations prior to 2011.
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
The retained deficit included within our balance sheet results from cumulative distributions that have exceeded GAAP net income, predominantly due to the impact on REIT taxable income of purchase accounting adjustments attributable to the Company during the years 2009 through 2013, from the 2008 acquisition of Wachovia Corporation by Wells Fargo. The remaining purchase accounting adjustments at December 31, 2018 and 2017, are not significant.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to December 31, 2018, and there have been no material events that would require recognition in our 2018 financial statements or disclosure in the Notes to the financial statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia and Texas. These markets include approximately 54% of our total loan balance at December 31, 2018.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total reductions and additions for unamortized premiums, discounts and other adjustments were less than 1% of outstanding balances at December 31, 2018 and 2017.

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Total commercial	$3,055,423	3,325,939	3,984,881	2,917,733	3,179,665
Consumer:
Real estate 1-4 family first mortgage	31,769,813	31,683,651	26,236,047	8,950,429	8,023,294
Real estate 1-4 family junior lien mortgage	669,832	855,586	1,089,065	1,388,018	1,746,318
Total consumer	32,439,645	32,539,237	27,325,112	10,338,447	9,769,612
Total loans	$35,495,068	35,865,176	31,309,993	13,256,180	12,949,277
The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2018			2017
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Year ended December 31,
Loan acquisitions	$423,420	3,324,400	3,747,820	—	9,162,579	9,162,579
Loan sales	(20,677)	(6,354)	(27,031)	—	(120,366)	(120,366)

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

	Year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance, beginning of year	$130,661	125,029	121,538	185,174	244,269
Provision (reversal of provision) for credit losses	(30,401)	13,473	29,855	(26,330)	6,665
Interest income on certain impaired loans (1)	(3,916)	(5,301)	(5,842)	(4,936)	(3,729)
Loan charge-offs:
Total commercial	—	(11)	(52)	(532)	(531)
Consumer:
Real estate 1-4 family first mortgage	(5,659)	(9,672)	(17,470)	(21,345)	(32,162)
Real estate 1-4 family junior lien mortgage	(9,271)	(13,255)	(22,958)	(29,366)	(47,352)
Total consumer	(14,930)	(22,927)	(40,428)	(50,711)	(79,514)
Total loan charge-offs	(14,930)	(22,938)	(40,480)	(51,243)	(80,045)
Loan recoveries:
Total commercial	53	484	99	823	292
Consumer:
Real estate 1-4 family first mortgage	9,608	8,166	6,366	4,994	6,709
Real estate 1-4 family junior lien mortgage	7,193	11,748	13,493	13,056	11,013
Total consumer	16,801	19,914	19,859	18,050	17,722
Total loan recoveries	16,854	20,398	19,958	18,873	18,014
Net loan recoveries (charge-offs)	1,924	(2,540)	(20,522)	(32,370)	(62,031)
Balance, end of year	98,268	130,661	125,029	121,538	185,174
Components:
Allowance for loan losses	$96,743	129,360	123,877	120,866	184,437
Allowance for unfunded credit commitments	1,525	1,301	1,152	672	737
Allowance for credit losses	$98,268	130,661	125,029	121,538	185,174
Net loan (recoveries) charge-offs as a percentage of average total loans	(0.01)%	0.01	0.10	0.25	0.49
Allowance for loan losses as a percentage of total loans	0.27	0.36	0.40	0.91	1.42
Allowance for credit losses as a percentage of total loans	0.28	0.36	0.40	0.92	1.43

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	Year ended December 31,
(in thousands)	Commercial	Consumer	Total
2018
Balance, beginning of year	$28,085	102,576	130,661
Reversal of provision for credit losses	(1,857)	(28,544)	(30,401)
Interest income on certain impaired loans	—	(3,916)	(3,916)

Loan charge-offs	—	(14,930)	(14,930)
Loan recoveries	53	16,801	16,854
Net loan recoveries	53	1,871	1,924
Balance, end of year	$26,281	71,987	98,268
2017
Balance, beginning of year	$29,644	95,385	125,029
Provision (reversal of provision) for credit losses	(2,032)	15,505	13,473
Interest income on certain impaired loans	—	(5,301)	(5,301)

Loan charge-offs	(11)	(22,927)	(22,938)
Loan recoveries	484	19,914	20,398
Net loan recoveries (charge-offs)	473	(3,013)	(2,540)
Balance, end of year	$28,085	102,576	130,661
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
December 31, 2018
Collectively evaluated (1)	$25,839	34,581	60,420	3,053,465	32,071,367	35,124,832
Individually evaluated (2)	442	37,406	37,848	1,958	361,122	363,080
Purchased credit-impaired (PCI) (3)	—	—	—	—	7,156	7,156
Total	$26,281	71,987	98,268	3,055,423	32,439,645	35,495,068
December 31, 2017
Collectively evaluated (1)	$27,192	46,664	73,856	3,322,947	32,123,483	35,446,430
Individually evaluated (2)	893	55,912	56,805	2,992	406,736	409,728
PCI (3)	—	—	—	—	9,018	9,018
Total	$28,085	102,576	130,661	3,325,939	32,539,237	35,865,176

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than September 30, 2018.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
December 31, 2018
By risk category:
Pass	$3,016,328
Criticized	39,095
Total commercial loans	$3,055,423
December 31, 2017
By risk category:
Pass	$3,316,604
Criticized	9,335
Total commercial loans	$3,325,939

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
December 31, 2018
By delinquency status:
Current-29 days past due (DPD) and still accruing	$3,044,878
30-89 DPD and still accruing	8,570
90+ DPD and still accruing	—
Nonaccrual loans	1,975
Total commercial loans	$3,055,423
December 31, 2017
By delinquency status:
Current-29 DPD and still accruing	$3,320,666
30-89 DPD and still accruing	1,977
90+ DPD and still accruing	990
Nonaccrual loans	2,306
Total commercial loans	$3,325,939

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
The following table provides the outstanding balances of our consumer portfolio by delinquency status.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2018
By delinquency status:
Current-29 DPD	$31,627,108	642,271	32,269,379
30-59 DPD	60,060	11,230	71,290
60-89 DPD	15,032	6,934	21,966
90-119 DPD	11,435	1,889	13,324
120-179 DPD	12,846	2,055	14,901
180+ DPD	47,935	8,127	56,062
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645
December 31, 2017
By delinquency status:
Current-29 DPD	$31,529,774	819,000	32,348,774
30-59 DPD	63,591	13,663	77,254
60-89 DPD	20,770	6,245	27,015
90-119 DPD	15,384	5,462	20,846
120-179 DPD	9,235	3,648	12,883
180+ DPD	50,323	10,917	61,240
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
December 31, 2018
By FICO:
< 600	$154,020	54,681	208,701
600-639	109,783	39,374	149,157
640-679	264,931	67,341	332,272
680-719	883,451	114,961	998,412
720-759	2,346,168	122,706	2,468,874
760-799	5,753,691	100,921	5,854,612
800+	22,092,691	149,147	22,241,838
No FICO available	169,681	23,375	193,056
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645
December 31, 2017
By FICO:
< 600	$179,829	74,644	254,473
600-639	138,782	50,676	189,458
640-679	307,999	88,948	396,947
680-719	988,162	150,180	1,138,342
720-759	2,556,013	159,309	2,715,322
760-799	5,957,929	126,785	6,084,714
800+	21,359,614	191,851	21,551,465
No FICO available	200,749	16,542	217,291
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
December 31, 2018
By LTV/CLTV:
0-60%	$19,522,839	272,946	19,795,785
60.01-80%	11,273,694	196,614	11,470,308
80.01-100%	837,192	135,556	972,748
100.01-120% (1)	83,515	49,441	132,956
> 120% (1)	43,004	17,196	60,200
No LTV/CLTV available	14,172	753	14,925
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645
December 31, 2017
By LTV/CLTV:
0-60%	$17,500,078	307,358	17,807,436
60.01-80%	12,827,337	240,888	13,068,225
80.01-100%	1,153,304	196,456	1,349,760
100.01-120% (1)	129,637	80,636	210,273
> 120% (1)	64,239	32,224	96,463
No LTV/CLTV available	14,482	1,373	15,855
Remaining PCI accounting adjustments	(5,426)	(3,349)	(8,775)
Total consumer loans	$31,683,651	855,586	32,539,237

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield, independent of performance in accordance with their contractual terms.

	December 31,
(in thousands)	2018	2017
Total commercial	$1,975	2,306
Consumer:
Real estate 1-4 family first mortgage	142,325	150,381
Real estate 1-4 family junior lien mortgage	34,625	44,703
Total consumer	176,950	195,084
Total nonaccrual loans (excluding PCI)	$178,925	197,390
LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $46.4 million and $41.7 million at December 31, 2018 and 2017, respectively, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $373 thousand at December 31, 2018, and $699 thousand at December 31, 2017, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

	December 31,
(in thousands)	2018	2017
Total commercial	$—	990
Consumer:
Real estate 1-4 family first mortgage	5,819	9,001
Real estate 1-4 family junior lien mortgage	708	2,914
Total consumer	6,527	11,915
Total past due (excluding PCI)	$6,527	12,905

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $5.3 million at December 31, 2018, and $7.5 million at December 31, 2017.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
December 31, 2018
Total commercial	$2,369	1,958	1,958	442
Consumer:
Real estate 1-4 family first mortgage	336,694	282,330	153,353	23,995
Real estate 1-4 family junior lien mortgage	87,941	78,792	59,509	13,411
Total consumer	424,635	361,122	212,862	37,406
Total impaired loans (excluding PCI)	$427,004	363,080	214,820	37,848
December 31, 2017
Total commercial	$3,714	2,992	2,992	893
Consumer:
Real estate 1-4 family first mortgage	377,877	315,529	215,109	37,090
Real estate 1-4 family junior lien mortgage	100,228	91,207	73,261	18,822
Total consumer	478,105	406,736	288,370	55,912
Total impaired loans (excluding PCI)	$481,819	409,728	291,362	56,805

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Year ended December 31,
	2018		2017		2016
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$2,792	51	3,683	171	3,699	72
Consumer:
Real estate 1-4 family first mortgage	299,933	19,051	333,177	21,010	367,660	22,571
Real estate 1-4 family junior lien mortgage	84,075	6,951	95,852	8,174	109,780	9,092
Total consumer	384,008	26,002	429,029	29,184	477,440	31,663
Total impaired loans	$386,800	26,053	432,712	29,355	481,139	31,735
Interest income:
Cash basis of accounting		$7,688		8,274		9,739
Other (1)		18,365		21,081		21,996
Total interest income		$26,053		29,355		31,735

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $363.1 million and $409.7 million at December 31, 2018 and 2017, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Year ended December 31, 2018
Total commercial	$—	652	2,067	2,719	—	2.78%	$652
Consumer:
Real estate 1-4 family first mortgage	6,629	994	16,743	24,366	168	2.56	5,325
Real estate 1-4 family junior lien mortgage	360	1,103	5,704	7,167	51	2.64	1,392
Trial modifications (6)	—	—	(1,278)	(1,278)	—	—	—
Total consumer	6,989	2,097	21,169	30,255	219	2.57	6,717
Total	$6,989	2,749	23,236	32,974	219	2.59%	$7,369
Year ended December 31, 2017
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	11,309	5,481	10,652	27,442	630	3.58	13,078
Real estate 1-4 family junior lien mortgage	1,415	3,015	4,241	8,671	724	4.46	3,561
Trial modifications (6)	—	—	(1,242)	(1,242)	—	—	—
Total consumer	12,724	8,496	13,651	34,871	1,354	3.76	16,639
Total	$12,724	8,496	13,651	34,871	1,354	3.76%	$16,639
Year ended December 31, 2016
Total commercial	$—	—	3,954	3,954	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	7,461	10,263	15,716	33,440	1,700	3.45	15,957
Real estate 1-4 family junior lien mortgage	994	4,836	3,713	9,543	1,625	3.95	5,624
Trial modifications (6)	—	—	(1,563)	(1,563)	—	—	—
Total consumer	8,455	15,099	17,866	41,420	3,325	3.58	21,581
Total	$8,455	15,099	21,820	45,374	3,325	3.58%	$21,581

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $11.4 million, $8.5 million, and $8.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $649 thousand, $1.0 million and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	Recorded investment of defaults
	Year ended December 31,
(in thousands)	2018	2017	2016
Total commercial	$1,855	—	807
Consumer:
Real estate 1-4 family first mortgage	1,830	4,441	3,435
Real estate 1-4 family junior lien mortgage	594	816	1,230
Total consumer	2,424	5,257	4,665
Total	$4,279	5,257	5,472

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

	Dec 31,	Dec 31,
(in thousands)	2018	2017
Commercial:
Lines of credit	$453,603	488,158
Standby letters of credit	8,592	19,680
Total commercial loan commitments (1)	$462,195	507,838

(1)	The estimated fair value of commitments to extend credit at December 31, 2018 and 2017, was $1.5 million and $1.3 million, respectively.

As part of the loan participation and servicing and assignment agreements with the Bank, the Company provides an indemnification to the Bank if certain events occur. These contingencies generally relate to claims or judgments arising out of participated loans that are not the result of gross negligence or intentional misconduct by the Bank. We were not required to make payments under the indemnification clauses in 2018 or 2017. Since there are no stated or notional amounts included in the indemnification clauses and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur, we are not able to estimate the maximum amount of future payments under the indemnification clauses. There are no amounts reflected on the balance sheet at December 31, 2018 and 2017, related to these indemnifications.
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

Loans We do not record loans at fair value on a recurring basis. However, from time to time, we record nonrecurring fair value adjustments to loans to primarily reflect partial write-downs that are based on the observable market price of the loan or current appraised value of the collateral. As of December 31, 2018 and 2017, assets measured at fair value on a nonrecurring basis were less than 1 percent of total assets.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,398,325	—	—	34,703,481	34,703,481

Financial liabilities
Line of credit with Bank (1)	3,054,738	—	—	3,054,738	3,054,738
December 31, 2017
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,735,816	—	—	36,407,260	36,407,260

Financial liabilities
Line of credit with Bank (1)	3,551,426	—	—	3,551,426	3,551,426

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.
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
	December 31, 2018 and 2017
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
The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At December 31, 2018, the dividend coverage ratio was 7,037%.
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

	Year ended December 31,
(in thousands)	2018	2017	2016
Income statement data
Interest income:
Net accretion of adjustments on loans	$18,589	12,978	37,372
Interest on deposits	491	9,443	4,595
Total interest income	19,080	22,421	41,967
Pledge fees	6,510	55,333	32,296
Interest expense	38,853	5,050	2,734
Loan servicing costs	84,841	79,541	50,754
Management fees	35,771	25,717	18,744

	December 31,
(in thousands)	2018	2017
Balance sheet related data
Cash and cash equivalents	$—	—
Loan acquisitions	3,747,820	9,162,579
Loan sales (book value)	(27,119)	(121,210)
Pledged loans (carrying value) (1)	3,226,825	24,323,830
Foreclosed asset sales	(12,901)	(11,495)
Line of credit with Bank	3,054,738	3,551,426
Accounts receivable - affiliates, net	—	113,755
Accounts payable - affiliates, net	13,798	—
(1)     The fair value of pledged loans was approximately $3.2 billion and $24.8 billion at December 31, 2018 and 2017, respectively.
Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income. Losses on sales of loans to the Bank were $88 thousand in 2018, compared with $844 thousand in 2017 and $2.7 million in 2016.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At December 31, 2018, the fee was equal to an annual rate of 17 basis points (0.17%) as applied to the unpaid principal balance of pledged loans on a monthly basis. At December 31, 2017, the fee was equal to an annual rate of 15 basis points (0.15%). Prior to November 2017, the fee was equal to an annual rate of 34 basis points (0.34%). Such fee may be renegotiated by us and the Bank from time to time.

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

Line of Credit We have a revolving line of credit with the Bank pursuant to which we can borrow up to $5.0 billion at a rate of interest equal to the three-month London Interbank Offered Rate plus 4.4 basis points (0.044%).

Accounts Payable and Receivable - Affiliates, Net Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Wells Fargo Real Estate Investment Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2018
Mortgage Loans on Real Estate (1)
(dollars in thousands)	Number of loans	Weighted average interest rate	Weighted average maturity in years	Recorded investment in loans(2)	Past due amounts(3)
Commercial secured by real estate:
Original balances less than $1,000	110	4.91%	5.4	$15,242	120
Original balances $1,000 - $10,000	335	4.32	3.6	927,575	9,094
Original balances over $10,000	33	4.19	3.8	377,617	—
Lines of credit	407	4.38	2.8	1,719,575	1,331
Total commercial secured by real estate	885	4.34	3.2	3,040,009	10,545
Real estate 1-4 family first mortgage:
Original balances less than $500	35,332	4.39	22.8	5,755,253	98,332
Original balances $500 - $1,000	32,202	3.81	25.1	19,329,123	35,449
Original balances over $1,000	5,758	3.71	25.1	6,685,437	13,527
Total real estate 1-4 family first mortgage	73,292	3.90	24.7	31,769,813	147,308
Real estate 1-4 family junior lien mortgage:
Original balances less than $500	17,897	7.09	15.0	653,445	29,804
Original balances $500 - $1,000	32	6.13	16.7	12,623	431
Original balances over $1,000	6	5.25	15.9	3,764	—
Total real estate 1-4 family junior lien mortgage	17,935	7.06	15.0	669,832	30,235
Total mortgage loans	92,112	3.99	22.6	$35,479,654	188,088

(1)
Wells Fargo Real Estate Investment Corporation's mortgage portfolio consists of "Commercial secured by real estate," "Real estate 1-4 family first mortgage," and "Real estate 1-4 junior lien mortgage." None of our loans individually exceeds three percent of the total recorded investment in loans.

(2)
Recorded investment is net of charge-downs. Aggregate recorded investment of loans as of December 31, 2018, for Federal income tax purposes is $35.5 billion. Recorded investment includes net related party discount of $101.5 million.

(3)
Amounts greater than 30 days past due. All loans were acquired from related parties. Commercial secured by real estate amounts include nonaccrual loans. Consumer loan amounts do not include remaining purchased credit-impaired accounting adjustments.

Recorded Investment (1)
(in thousands)	2018	2017	2016
Balance, beginning of period	$35,844,650	31,298,770	13,209,468
Acquisitions	3,738,419	9,141,115	23,284,180
Net accretion of adjustments on loans	14,612	7,633	31,546
Loan balance increases	3,753,031	9,148,748	23,315,726
Principal payments and sales	(4,090,982)	(4,568,448)	(5,172,481)
Charge-offs	(14,930)	(22,938)	(40,480)
Transfers from loans to foreclosed assets	(12,115)	(11,482)	(13,463)
Loan balance decreases	(4,118,027)	(4,602,868)	(5,226,424)
Balance, end of period	$35,479,654	35,844,650	31,298,770

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
Date: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Capacity

NEAL A. BLINDE*	President, Chief Executive Officer and Director, Wells Fargo Real Estate Investment Corporation (Principal Executive Officer)
Neal A. Blinde

JOHN R. SHREWSBERRY*	Senior Executive Vice President and Chief Financial Officer, Wells Fargo Real Estate Investment Corporation (Principal Financial Officer)
John R. Shrewsberry

RICHARD D. LEVY*	Executive Vice President and Controller, Wells Fargo Real Estate Investment Corporation (Principal Accounting Officer)
Richard D. Levy

GEORGE L. BALL*	Director
George L. Ball

GARY K. BETTIN*	Director
Gary K. Bettin

JOHN F. LUIKART*	Director
John F. Luikart

* By Jeannine E. Zahn, Attorney-in-Fact

/s/ JEANNINE E. ZAHN
Jeannine E. Zahn

Date: March 1, 2019