Form 10-Q
period 2019-03-31
Wells Fargo Real Estate Investment Corp.
filed 2019-05-06
CIK 1616093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
6.375% Cumulative Perpetual Series A Preferred Stock	WFE.PRA	New York Stock Exchange, Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 29, 2019, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			March 31, 2019 from
($ in thousands, except per share data)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2018	Dec 31, 2018	Mar 31, 2018
For the period
Net income	$303,439	310,153	319,032	(2)%	(5)
Net income applicable to common stock	299,042	305,756	314,635	(2)	(5)
Diluted earnings per common share	8.78	8.98	9.24	(2)	(5)
Profitability ratios
Return on average assets	3.49%	3.65	3.64	(4)	(4)
Return on average stockholders’ equity	3.79	3.78	3.98	—	(5)
Average stockholders’ equity to average assets	92.14	96.57	91.49	(5)	1
Common dividend payout ratio (1)	98.63	94.77	103.25	4	(4)
Dividend coverage ratio (2)	6,948	7,037	7,105	(1)	(2)
Total revenue	$341,468	333,582	343,520	2	(1)
Average loans	35,003,619	33,506,663	35,326,570	4	(1)
Average assets	35,230,874	33,699,611	35,569,258	5	(1)
Net interest margin	3.89%	3.88	3.83	—	2
Net loan charge-offs (recoveries)	$(626)	(513)	(506)	22	24
As a percentage of average total loans (annualized)	(0.01)%	(0.01)	(0.01)	—	—
At period end
Loans	$34,564,299	35,495,068	34,824,594	(3)	(1)
Allowance for loan losses	98,158	96,743	122,863	1	(20)
As a percentage of total loans	0.28%	0.27	0.35	4	(20)
Assets	$34,636,027	35,493,267	34,898,519	(2)	(1)
Total stockholders’ equity	32,419,328	32,415,286	32,379,898	—	—
Total nonaccrual loans and foreclosed assets	181,813	180,516	199,449	1	(9)
As a percentage of total loans	0.53%	0.51	0.57	4	(7)
Loans 90 days or more past due and still accruing (3)	$3,018	6,527	8,272	(54)	(64)

(1)	Dividends declared per common share as a percentage of earnings per common share.

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

This Quarterly Report, including the Financial Review and the Financial Statements and related Notes, contains forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results may differ materially from our forecasts and expectations due to several factors. Factors that could cause our results to differ materially from our forward looking statements are described in this Report, including in the “Forward-Looking Statements” section, and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2018 ( 2018 Form 10-K).

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
As of March 31, 2019, we had $34.6 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
REIT Tax Status
For the tax year ended December 31, 2018, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT.
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

Financial Performance
We earned net income and net income applicable to common stock of $303.4 million and $299.0 million, respectively, in first quarter 2019, or $8.78 diluted earnings per common share, compared with $319.0 million and $314.6 million, respectively, in first quarter 2018, or $9.24 diluted earnings per common share. The decrease in net income in the first quarter of 2019 was attributable to a decrease in pledge fees and increases in both the provision for credit losses and noninterest expense, partially offset by an increase in net interest income.
Loans
Total loans were $34.6 billion at March 31, 2019, compared with $35.5 billion at December 31, 2018. Loans, net of allowance for loan losses, represented 99.5% of assets at March 31, 2019 and 99.7% at December 31, 2018.
Credit quality, as measured by net charge-offs, nonaccrual loans and delinquencies, remained strong during first quarter 2019. Net recoveries were $626 thousand in the first quarter of 2019, compared with $506 thousand in the first quarter of 2018. Nonaccrual loans were $179.7 million at March 31, 2019, compared with $178.9 million at December 31, 2018. Loans 90 days or more past due and still accruing were $3.0 million at March 31, 2019, compared with $6.5 million at December 31, 2018. Delinquencies remain a small percentage of our loan balances.
Provision for credit losses was $1.7 million in the first quarter of 2019, compared with reversal of provision for credit losses of $5.9 million for the same period in 2018. The provision for credit losses was higher in the first quarter of 2019, as the continued portfolio improvement slowed combined with a higher probability of slightly less favorable economic conditions. First quarter 2018 reflected an improvement in our outlook for hurricane-related losses as well as strong performance in our residential real estate portfolio. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million in the first quarter of both 2019 and 2018. Dividends declared to holders of our Series B preferred stock totaled $14 thousand in the first quarter of both 2019 and 2018.
Dividends declared to the holders of our common stock totaled $295.0 million in first quarter 2019, compared with $325.0 million in first quarter 2018. The decrease in dividends declared to the holders of our common stock in the first quarter of 2019 was attributable to a decrease in estimated REIT taxable income for federal income tax purposes before dividends paid deduction.

Earnings Performance

Net Income
We earned net income of $303.4 million and $319.0 million in first quarter 2019 and 2018, respectively. The decrease in net income for the first quarter of 2019 was attributable to a decrease in pledge fees and increases in both the provision for credit losses and noninterest expense, partially offset by an increase in net interest income.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest income was $339.7 million in first quarter 2019, compared with $337.3 million for the same period a year ago. Net interest margin was 3.89% in the first quarter of 2019 compared with 3.83% for the same period a year ago. The increase in net interest income and net interest margin for first quarter 2019 was due to an increase in yields on interest-earning assets, partially offset by an increase in interest expense, a result of higher rates. Interest income in the first quarter of 2019 included net accretion of adjustments on loans of $6.8 million, compared with $4.3 million a year ago. Loan paydowns and payoffs annualized represented 10.5% of average loan balances for first quarter 2019 compared with 11.7% during the same period a year ago.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Average borrowings for first quarter 2019 and 2018 were $2.7 billion and $3.0 billion, respectively, at weighted average interest rates of 2.79% and 1.93%, respectively. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parents rather than the Bank. It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Net Interest Income

	Quarter ended March 31,
			2019			2018
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,951,955	33,062	4.54%	$3,233,806	30,202	3.79%
Real estate 1-4 family mortgage loans	32,051,664	325,051	4.06	32,092,764	321,462	4.01
Total interest-earning assets	$35,003,619	358,113	4.10	$35,326,570	351,664	3.99
Funding sources
Line of credit with Bank	$2,667,934	18,387	2.79	$3,021,064	14,402	1.93
Total interest-bearing liabilities	$2,667,934	18,387	2.79	$3,021,064	14,402	1.93
Net interest margin and net interest income		$339,726	3.89%		$337,262	3.83%

Provision for Credit Losses
First quarter 2019 provision for credit losses was $1.7 million compared with a reversal of provision for credit losses of $5.9 million for the same period a year ago. The provision for credit losses was higher in the first quarter of 2019 compared with a year ago, as the continued portfolio improvement slowed combined with a higher probability of slightly less favorable economic conditions. First quarter 2018 reflected an improvement in our outlook for hurricane-related losses as well as strong performance in our residential real estate portfolio.

See the “Balance Sheet Analysis” and "Risk Management – Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income in first quarter 2019 was $1.7 million, compared with $6.3 million for the same period a year ago. The decrease in the first quarter of 2019 was attributable to a decrease in pledge fees.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We earned $1.4 million in pledge fees in the first quarter of 2019 compared with $6.0 million a year ago. The decrease in first quarter 2019 was attributable to a lower average balance pledged.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense in first quarter 2019 was $36.3 million, compared with $30.3 million for the same period a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in the first quarter of 2019 were $21.5 million compared with $21.9 million for the same period a year ago.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $10.7 million in first quarter 2019, compared with $6.3 million a year ago. The increase in first quarter 2019 was driven by an increase in allocations for portfolio credit monitoring and oversight.
Foreclosed assets expense was $3.9 million in the first quarter of 2019 compared with $2.1 million for the same period a year ago. The increase in the first quarter of 2019 is attributable to an increase in property taxes. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $34.6 billion at March 31, 2019, and $35.5 billion at December 31, 2018.
Loans
Loans were $34.6 billion at March 31, 2019, and $35.5 billion at December 31, 2018. The decrease is attributable to net paydowns and no loans acquired in first quarter 2019. At March 31, 2019 and December 31, 2018, consumer loans represented 92% and 91% of loans, respectively, and commercial loans represented the remaining balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses, increased $1.5 million to $98.2 million at March 31, 2019, from $96.7 million at December 31, 2018, as the continued portfolio improvement slowed combined with a higher probability of slightly less favorable economic conditions. First quarter 2018 reflected an improvement in our outlook for hurricane-related losses as well as strong performance in our residential real estate portfolio.
At March 31, 2019, the allowance for loan losses included $74.5 million for consumer loans and $23.7 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management – Credit Risk Management – Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Payable and Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $5.0 billion line of credit with the Bank to finance loan acquisitions. At March 31, 2019 and December 31, 2018, we had $2.2 billion and $3.1 billion outstanding, respectively.

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
For further information on the differences between taxable income before dividends paid deduction reported on our income tax returns and net income as reported in our statement of income, see the “Balance Sheet Analysis” section in our 2018 Form 10-K.

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the Audit Committee of the Board of Directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework. For more information about how we manage these risks, see the “Risk Management” section in our 2018 Form 10-K. The discussion that follows provides an update regarding these risks.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Total commercial	$2,895,857	3,055,423	3.2	3.2
Consumer:
Real estate 1-4 family first mortgage	31,034,572	31,769,813	24.5	24.7
Real estate 1-4 family junior lien mortgage	633,870	669,832	15.0	15.0
Total consumer	31,668,442	32,439,645	24.3	24.5
Total loans	$34,564,299	35,495,068	22.5	22.6
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top five states by loans outstanding.

Table 3: Loan Portfolio by Geography

	March 31, 2019
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,318,688	8,260,780	7,196	9,586,664	28%
New York	10,173	2,977,848	39,927	3,027,948	9
Washington	126,740	2,302,903	877	2,430,520	7
Virginia	49,441	1,920,883	64,087	2,034,411	6
Texas	79,661	1,317,749	7,392	1,404,802	4
Maryland	87,241	1,214,371	29,435	1,331,047	4
Massachusetts	26,818	1,271,026	2,320	1,300,164	4
Pennsylvania	19,834	1,084,239	98,705	1,202,778	3
Illinois	2,994	1,158,468	954	1,162,416	3
Florida	268,164	746,235	83,863	1,098,262	3
Georgia	29,486	1,003,872	42,867	1,076,225	3
Minnesota	67,681	969,248	1,470	1,038,399	3
Oregon	147,209	884,475	490	1,032,174	3
Arizona	59,686	808,927	572	869,185	3
All other states (1)	602,041	5,113,548	253,715	5,969,304	17
Total loans	$2,895,857	31,034,572	633,870	34,564,299	100%

(1)	No state is equal to or greater than 3% of total loans.

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at March 31, 2019. We believe the C&I portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio were unsecured at March 31, 2019.

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

Table 4: CSRE Loans by State and Property Type

	March 31, 2019
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,318,688	46%
Florida	267,815	9
Utah	153,066	5
Oregon	147,209	5
Washington	126,740	4
Maryland	87,241	3
New Jersey	81,583	3
Texas	79,661	3
Colorado	68,000	2
Minnesota	67,681	2
Arizona	59,686	2
Missouri	51,599	2
Washington DC	49,911	2
Virginia	47,634	2
All other states (1)	281,918	10
Total loans	$2,888,432	100%
By property type:
Office buildings	$710,635	25%
Shopping centers	520,821	18
5 + multifamily residences	457,176	16
Warehouses	427,926	15
Retail establishments (restaurants, stores)	302,325	10
Mini-storage	162,495	6
Commercial/industrial (non-residential)	105,194	4
Manufacturing plants	61,593	2
Motels/hotels	60,095	2
Research and development	32,624	1
Other	47,548	1
Total loans	$2,888,432	100%

(1)	No state is equal to or greater than 2% of CSRE loans.

REAL ESTATE 1-4 FAMILY MORTGAGE LOANS The concentrations of real estate 1-4 family mortgage loans by state and the related loan-to-value (LTV) ratio for real estate 1-4 family first mortgage and combined loan-to-value (CLTV) ratio for real estate 1-4 family junior lien mortgage loans are presented in combination in Table 5. CLTV means the ratio of the total loan balance of first and junior mortgages to property collateral value. We monitor changes in real estate values and underlying economic or market conditions for all geographic areas of our real estate 1-4 family mortgage portfolio as part of our credit risk management process. Our periodic review of loans secured by residential real estate collateral includes appraisals or estimates from automated valuation models (AVMs) to support property values. AVMs are computer-based tools used to estimate the market value of homes. AVMs are a lower-cost alternative to appraisals and support valuations of large numbers of properties in a short period of time using market comparables and price trends for local market areas. The primary risk associated with the use of AVMs is that the value of an individual property may vary significantly from the average for the market area. We have processes to periodically validate AVMs and specific risk management guidelines addressing the circumstances when AVMs may be used. Additional information about AVMs and our policy for their use can be found in Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report and the “Risk Management - Credit Risk Management - Real Estate 1-4 Family Mortgage Loans” section in our 2018 Form 10-K.
We modify real estate 1-4 family mortgage loans to assist homeowners and other borrowers experiencing financial difficulties. For more information on our modification programs, see the “Risk Management – Credit Risk Management – Real Estate 1-4 Family Mortgage Loans” section in our 2018 Form 10-K.
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in first quarter 2019, as measured through net charge-offs, nonaccrual loans and delinquencies.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	March 31, 2019
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio
California	$8,267,976	44%
New York	3,017,775	58
Washington	2,303,780	53
Virginia	1,984,970	62
Texas	1,325,141	58
Massachusetts	1,273,346	59
Maryland	1,243,806	64
Pennsylvania	1,182,944	61
Illinois	1,159,422	68
Georgia	1,046,739	60
Minnesota	970,718	63
Oregon	884,965	59
Florida	830,098	51
Arizona	809,499	59
All other states (1)	5,367,263	56
Total loans	$31,668,442	55

(1)	No state is equal to or greater than 3% of real estate 1-4 family mortgage loans.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (recoveries) (annualized) as a percentage of average loans were 0.00% in first quarter 2019, compared with (0.01)% for the same period a year ago. Nonaccrual loans were $144.2 million at March 31, 2019, compared with $142.3 million at December 31, 2018.

Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
California	$8,260,775	8,451,050	0.11%	0.11	—	—	—	—	—
New York	2,977,274	3,028,854	0.42	0.54	0.01	(0.01)	0.06	0.02	—
Washington	2,302,901	2,348,005	0.17	0.12	—	(0.01)	(0.01)	—	(0.01)
Virginia	1,919,995	1,954,719	0.46	0.47	0.02	0.01	(0.02)	(0.02)	(0.02)
Texas	1,317,726	1,351,937	0.20	0.34	—	0.01	(0.01)	—	0.02
Massachusetts	1,270,950	1,299,185	0.13	0.22	—	—	(0.02)	0.01	—
Maryland	1,214,143	1,237,011	0.32	0.44	(0.02)	—	0.01	0.02	—
Illinois	1,158,468	1,185,911	0.19	0.24	0.05	—	(0.04)	—	(0.01)
Pennsylvania	1,082,895	1,109,930	1.93	1.93	0.04	(0.03)	(0.12)	0.05	0.17
Georgia	1,003,311	1,030,320	0.32	0.33	(0.02)	(0.05)	(0.04)	(0.15)	(0.13)
Minnesota	969,247	987,652	0.02	0.01	—	(0.01)	(0.02)	(0.01)	—
Oregon	884,474	906,070	0.19	0.01	—	—	—	—	—
Arizona	808,926	835,533	0.31	0.21	—	—	—	—	(0.02)
All other states (1)	5,856,460	6,036,480	1.08	1.09	(0.04)	0.01	(0.06)	(0.10)	(0.07)
Total	31,027,545	31,762,657	0.44	0.46	—	—	(0.02)	(0.02)	(0.01)
PCI	7,027	7,156
Total first mortgages	$31,034,572	31,769,813

(1)	No state is equal to or greater than 3% of real estate 1-4 family first mortgage loans.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (recoveries) (annualized) as a percentage of average loans were (0.21)% in the first quarter of 2019 compared with 0.29% for the same period a year ago. Nonaccrual loans were $33.6 million at March 31, 2019, compared with $34.6 million at December 31, 2018.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
New Jersey	$140,957	146,787	5.19%	4.83	(0.61)	(0.53)	1.43	2.31	0.73
Pennsylvania	98,705	104,882	3.23	4.16	(0.18)	1.50	0.92	0.43	(0.67)
Florida	83,863	88,122	3.63	3.21	(0.44)	(1.13)	(0.14)	(0.08)	(1.31)
Virginia	64,087	68,551	2.84	2.94	0.43	(0.88)	0.41	(1.30)	2.59
Georgia	42,867	45,857	1.47	2.64	(2.45)	(0.07)	0.16	(0.07)	(0.78)
North Carolina	41,560	44,343	5.38	6.36	(0.41)	(1.04)	0.13	(0.14)	(0.42)
New York	39,927	42,528	3.89	5.56	2.37	0.10	(0.46)	(0.53)	0.70
Connecticut	30,847	32,132	3.61	4.40	1.53	(0.53)	0.13	0.35	1.20
Maryland	29,435	31,099	3.79	4.46	(1.82)	0.60	2.34	(0.78)	2.27
All other states (1)	61,622	65,531	2.89	2.46	0.20	(0.01)	(0.12)	0.18	0.25
Total	633,870	669,832	3.76	4.05	(0.21)	(0.18)	0.58	0.37	0.29
PCI	—	—
Total junior lien mortgages	$633,870	669,832

(1)	No state is equal to or greater than 3% of real estate 1-4 family junior lien loans.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. For information about when we generally place loans on nonaccrual status, see

Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Nonaccrual loans:
Total commercial	$1,959	1,975	2,016	2,506	2,519
Consumer:
Real estate 1-4 family first mortgage	144,173	142,325	141,953	147,574	152,510
Real estate 1-4 family junior lien mortgage	33,587	34,625	35,948	37,553	42,161
Total consumer	177,760	176,950	177,901	185,127	194,671
Total nonaccrual loans (1)	179,719	178,925	179,917	187,633	197,190
Foreclosed assets	2,094	1,591	2,596	2,503	2,259
Total nonperforming assets	$181,813	180,516	182,513	190,136	199,449
As a percentage of total loans	0.53%	0.51	0.56	0.57	0.57

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $181.8 million (0.53% of total loans) at March 31, 2019, and included $179.7 million of nonaccrual loans. Total NPAs were $180.5 million (0.51% of total loans) at December 31, 2018, and included $178.9 million of nonaccrual loans.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Commercial:
Balance, beginning of period	$1,975	2,016	2,506	2,519	2,306
Inflows	2	46	—	241	252
Outflows	(18)	(87)	(490)	(254)	(39)
Balance, end of period	1,959	1,975	2,016	2,506	2,519
Consumer:
Balance, beginning of period	176,950	177,901	185,127	194,671	195,084
Inflows	28,286	23,517	19,111	23,551	32,155
Outflows:
Returned to accruing	(15,705)	(9,954)	(12,164)	(14,291)	(15,190)
Foreclosures	(1,910)	(2,114)	(3,278)	(2,326)	(4,899)
Charge-offs	(1,501)	(2,963)	(2,538)	(2,277)	(3,396)
Payment, sales and other	(8,360)	(9,437)	(8,357)	(14,201)	(9,083)
Total outflows	(27,476)	(24,468)	(26,337)	(33,095)	(32,568)
Balance, end of period	177,760	176,950	177,901	185,127	194,671
Total nonaccrual loans (excluding PCI)	$179,719	178,925	179,917	187,633	197,190

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $38.9 million and $37.8 million at March 31, 2019 and December 31, 2018, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

For more information on our nonaccrual policies when a restructuring is involved, see the “Risk Management – Credit Risk Management – Troubled Debt Restructurings (TDRs)” section of our 2018 Form 10-K.
Table 11 provides an analysis of the changes in TDRs. Loans modified more than once are reported as TDR inflows only in the period they are first modified. Other than resolutions such as foreclosures, we may remove loans from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.
Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Total commercial TDRs	$2,183	1,958	2,509	3,124	3,152
Consumer:
Real estate 1-4 family first mortgage	283,651	278,459	289,563	294,171	305,212
Real estate 1-4 family junior lien mortgage	75,902	77,386	78,802	81,578	86,659
Trial modifications	4,530	5,277	5,044	5,980	5,557
Total consumer TDRs	364,083	361,122	373,409	381,729	397,428
Total TDRs	$366,266	363,080	375,918	384,853	400,580
TDRs on nonaccrual status	$121,279	109,713	113,893	115,672	118,659
TDRs on accrual status	244,987	253,367	262,025	269,181	281,921
Total TDRs	$366,266	363,080	375,918	384,853	400,580
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Commercial:
Balance, beginning of period	$1,958	2,509	3,124	3,152	2,992
Inflows (1)	233	—	350	—	203
Outflows (2)	(8)	(551)	(965)	(28)	(43)
Balance, end of period	2,183	1,958	2,509	3,124	3,152
Consumer:
Balance, beginning of period	361,122	373,409	381,729	397,428	406,736
Inflows (1)	16,238	2,978	5,872	6,476	7,520
Outflows:
Charge-offs	(305)	(376)	(249)	(388)	(380)
Foreclosures	(386)	(486)	(1,298)	(2,734)	(825)
Payments, sales and other (2)	(11,839)	(14,635)	(11,710)	(19,476)	(13,682)
Net change in trial modifications (3)	(747)	232	(935)	423	(1,941)
Balance, end of period	364,083	361,122	373,409	381,729	397,428
Total TDRs	$366,266	363,080	375,918	384,853	400,580

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended March 31, 2019 and December 31, September 30, June 30 and March 31, 2018, as a result of being refinanced or restructured at market terms and qualifying as new loans.

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

Loans 90 days or more past due and still accruing were less than 1% of loans at both March 31, 2019 and December 31, 2018.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Total commercial	$—	—	—	—	2,854
Consumer:
Real estate 1-4 family first mortgage	2,259	5,819	4,640	2,321	3,999
Real estate 1-4 family junior lien mortgage	759	708	1,478	320	1,419
Total consumer	3,018	6,527	6,118	2,641	5,418
Total past due (excluding PCI)	$3,018	6,527	6,118	2,641	8,272

(1)
PCI loans of $381 thousand, $373 thousand, $422 thousand, $504 thousand and $529 thousand at March 31, 2019 and December 31, September 30, June 30 and March 31, 2018, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs (recoveries) for first quarter 2019 and the previous four quarters. Substantially all net charge-offs (recoveries) were in consumer real estate. Net recoveries were $626 thousand and $506 thousand in first quarter 2019 and 2018, respectively.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Mar 31, 2019		Dec 31, 2018		Sep 30, 2018		Jun 30, 2018		Mar 31, 2018
(in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(8)	—%	$(13)	—%	$(12)	—%	$(13)	—%	$(15)	—%
Consumer:
Real estate 1-4 family first mortgage	(277)	—	(181)	—	(1,171)	(0.02)	(1,505)	(0.02)	(1,092)	(0.01)
Real estate 1-4 family junior lien mortgage	(341)	(0.21)	(319)	(0.18)	1,064	0.58	732	0.37	601	0.29
Total consumer	(618)	(0.01)	(500)	(0.01)	(107)	—	(773)	(0.01)	(491)	(0.01)
Total	$(626)	(0.01)%	$(513)	(0.01)%	$(119)	—%	$(786)	(0.01)%	$(506)	(0.01)%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at March 31, 2019.
The allowance for loan losses increased $1.5 million to $98.2 million at March 31, 2019, from $96.7 million at December 31, 2018, as the continued portfolio improvement slowed combined with a higher probability of slightly less favorable economic conditions. First quarter 2018 reflected an improvement in our outlook for hurricane-related losses as well as strong performance in our residential real estate portfolio.
We believe the allowance for credit losses of $99.7 million at March 31, 2019, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including loan growth, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2018 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Mar 31, 2019		Dec 31, 2018		Sep 30, 2018		Jun 30, 2018		Mar 31, 2018
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$25,220	10%	$26,281	10%	$23,722	8%	$25,856	9%	$27,020	9%
Consumer:
Real estate 1-4 family first mortgage	55,034	89	51,894	89	59,026	90	61,702	89	67,780	89
Real estate 1-4 family junior lien mortgage	19,416	1	20,093	1	23,454	2	26,178	2	29,266	2
Total consumer	74,450	90	71,987	90	82,480	92	87,880	91	97,046	91
Total	$99,670	100%	$98,268	100%	$106,202	100%	$113,736	100%	$124,066	100%

	Quarter ended
(in thousands)	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Components:
Allowance for loan losses	$98,158	96,743	104,556	112,381	122,863
Allowance for unfunded credit commitments	1,512	1,525	1,646	1,355	1,203
Allowance for credit losses	$99,670	98,268	106,202	113,736	124,066
Allowance for loan losses as a percentage of total loans	0.28%	0.27	0.32	0.33	0.35
Allowance for loan losses as a percentage of annualized net charge-offs	NM	NM	NM	NM	NM
Allowance for credit losses as a percentage of total loans	0.29	0.28	0.33	0.34	0.36
Allowance for credit losses as a percentage of total nonaccrual loans	55.46	54.92	59.03	60.62	62.92
NM – Not meaningful

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At March 31, 2019, 11% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At March 31, 2019, approximately 89% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At March 31, 2019, 11% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At March 31, 2019, our liabilities were 6% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At March 31, 2019 there was $2.2 billion outstanding on our Bank line of credit. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month LIBOR plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parents rather than the Bank. It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021.
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

Critical Accounting Policy

Our significant accounting policies (see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K) are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. We have identified the accounting policy covering allowance for credit losses as critical because it requires management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
Management and the audit committee of the board of directors have reviewed and approved this critical accounting policy. This policy is described in the "Critical Accounting Policy" section in our 2018 Form 10-K.

Current Accounting Developments

Table 15 provides accounting pronouncements applicable to us that have been issued by the FASB but are not yet effective.

Table 15: Current Accounting Developments - Issued Standards

Standard	Description	Effective date and financial statement impact
Accounting Standards Update (ASU or Update) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The Update changes the accounting for credit losses measurement on loans by requiring a current expected credit loss (CECL) measurement to estimate the allowance for credit losses (ACL). CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.

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

We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We have completed all of our loss forecasting models, and we expect to complete the validation process for our loan models during 2019.

Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:
• An initial forecast period of one year for all portfolio segments and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.
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

Based on our portfolio composition as of March 31, 2019, and the current economic environment, we currently estimate an overall decrease in our ACL for loans in the range of $0 to $10 million. The reduction reflects an expected decrease for commercial loans, given their short contractual maturities and benign economic environment, partially offset by an expected increase for longer duration consumer loans. This expected reduction to our ACL does not include the impact of recently issued FASB guidance to consider subsequent increases in fair value of collateral for collateral dependent loans. Application of this guidance is expected to result in a further reduction to our ACL of approximately $50 million, related to residential mortgage loans that were previously written down below current recovery value estimates. We will continue to evaluate and refine the results of our loss estimates throughout 2019.
     The ultimate effect of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio's credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL.

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

•	the other factors described in “Risk Factors” in the 2018 Form 10-K.

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

Risk Factors
An investment in Wells Fargo Real Estate Investment Corporation involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. For a discussion of risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in WFREIC, refer to the “Risk Factors” section in our 2018 Form 10-K.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of March 31, 2019, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended March 31,
(in thousands, except per share amounts)	2019	2018
Interest income	358,113	351,664
Interest expense	18,387	14,402
Net interest income	339,726	337,262
Provision (reversal of provision) for credit losses	1,685	(5,854)
Net interest income after provision for credit losses	338,041	343,116
Noninterest income
Pledge fees	1,411	6,037
Other	331	221
Total noninterest income	1,742	6,258
Noninterest expense
Loan servicing costs	21,545	21,922
Management fees	10,699	6,260
Foreclosed assets	3,925	2,053
Other	175	107
Total noninterest expense	36,344	30,342
Net income	303,439	319,032
Comprehensive income	303,439	319,032
Dividends on preferred stock	4,397	4,397
Net income applicable to common stock	299,042	314,635
Per common share information
Earnings per common share	8.78	9.24
Diluted earnings per common share	8.78	9.24
Average common shares outstanding	34,058	34,058
Diluted average common shares outstanding	34,058	34,058
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Mar 31, 2019	Dec 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans	34,564,299	35,495,068
Allowance for loan losses	(98,158)	(96,743)
Net loans	34,466,141	35,398,325
Accounts receivable - affiliates, net	74,053	—
Other assets	95,833	94,942
Total assets	$34,636,027	35,493,267
Liabilities
Line of credit with Bank	$2,209,000	3,054,738
Accounts payable - affiliates, net	—	13,798
Other liabilities	7,699	9,445
Total liabilities	2,216,699	3,077,981
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(131,783)	(135,825)
Total stockholders’ equity	32,419,328	32,415,286
Total liabilities and stockholders’ equity	$34,636,027	35,493,267
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2018	$110	341	32,550,660	(135,825)	32,415,286
Net income	—	—	—	303,439	303,439
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $8.66 per share	—	—	—	(295,000)	(295,000)
Balance, March 31, 2019	$110	341	32,550,660	(131,783)	32,419,328
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263
Net income	—	—	—	319,032	319,032
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $9.54 per share	—	—	—	(325,000)	(325,000)
Balance, March 31, 2018	$110	341	32,550,660	(171,213)	32,379,898
The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Quarter ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$303,439	319,032
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(6,822)	(4,278)
Provision (reversal of provision) for credit losses	1,685	(5,854)
Other operating activities, net	14,254	18,401
Net cash provided by operating activities	312,556	327,301
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	—	—
Proceeds from payments and sales	828,182	1,042,451
Net cash provided by investing activities	828,182	1,042,451
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	319,831	337,358
Repayments of line of credit with Bank	(1,165,569)	(1,382,110)
Cash dividends paid	(295,000)	(325,000)
Net cash used by financing activities	(1,140,738)	(1,369,752)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$2,132	2,457
Preferred dividends payable	4,397	4,397
Cash paid for interest	24,597	10,704
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). There were no material changes to these policies in first quarter 2019. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.
These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim financial statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our 2018 Form 10-K.

Accounting Standards Adopted in 2019
In first quarter 2019, we did not adopt any new accounting standards.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to March 31, 2019. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia, Texas, Maryland and Massachusetts. These markets include approximately 62% of our total loan balance at March 31, 2019.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total reductions and additions for unamortized premiums, discounts and other adjustments were less than 1% of outstanding balances at March 31, 2019 and December 31, 2018.

(in thousands)	Mar 31, 2019	Dec 31, 2018
Total commercial	$2,895,857	3,055,423
Consumer:
Real estate 1-4 family first mortgage	31,034,572	31,769,813
Real estate 1-4 family junior lien mortgage	633,870	669,832
Total consumer	31,668,442	32,439,645
Total loans	$34,564,299	35,495,068

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2019			2018
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(11,682)	(11,682)	—	(3,641)	(3,641)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $489.9 million at March 31, 2019 and $462.2 million at December 31, 2018.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended March 31,
(in thousands)	2019	2018
Balance, beginning of period	$98,268	130,661
Provision (reversal of provision) for credit losses	1,685	(5,854)
Interest income on certain impaired loans (1)	(909)	(1,247)
Loan charge-offs:
Total commercial	—	—
Consumer:
Real estate 1-4 family first mortgage	(1,194)	(1,092)
Real estate 1-4 family junior lien mortgage	(1,379)	(2,798)
Total consumer	(2,573)	(3,890)
Total loan charge-offs	(2,573)	(3,890)
Loan recoveries:
Total commercial	8	15
Consumer:
Real estate 1-4 family first mortgage	1,471	2,184
Real estate 1-4 family junior lien mortgage	1,720	2,197
Total consumer	3,191	4,381
Total loan recoveries	3,199	4,396
Net loan recoveries	626	506
Balance, end of period	$99,670	124,066
Components:
Allowance for loan losses	$98,158	122,863
Allowance for unfunded credit commitments	1,512	1,203
Allowance for credit losses	$99,670	124,066
Net loan (recoveries) charge-offs as a percentage of average total loans (2)	(0.01)%	(0.01)
Allowance for loan losses as a percentage of total loans	0.28	0.35
Allowance for credit losses as a percentage of total loans	0.29	0.36

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

(2)	Quarterly net charge-offs (recoveries) as a percentage of average total loans are annualized.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2019			2018
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended March 31,
Balance, beginning of period	$26,281	71,987	98,268	28,085	102,576	130,661
Provision (reversal of provision) for credit losses	(1,069)	2,754	1,685	(1,080)	(4,774)	(5,854)
Interest income on certain impaired loans	—	(909)	(909)	—	(1,247)	(1,247)

Loan charge-offs	—	(2,573)	(2,573)	—	(3,890)	(3,890)
Loan recoveries	8	3,191	3,199	15	4,381	4,396
Net loan recoveries (charge-offs)	8	618	626	15	491	506
Balance, end of period	$25,220	74,450	99,670	27,020	97,046	124,066
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
March 31, 2019
Collectively evaluated (1)	$24,781	35,979	60,760	2,893,674	31,297,332	34,191,006
Individually evaluated (2)	439	38,471	38,910	2,183	364,083	366,266
Purchased credit-impaired (PCI) (3)	—	—	—	—	7,027	7,027
Total	$25,220	74,450	99,670	2,895,857	31,668,442	34,564,299
December 31, 2018
Collectively evaluated (1)	$25,839	34,581	60,420	3,053,465	32,071,367	35,124,832
Individually evaluated (2)	442	37,406	37,848	1,958	361,122	363,080
PCI (3)	—	—	—	—	7,156	7,156
Total	$26,281	71,987	98,268	3,055,423	32,439,645	35,495,068

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than December 31, 2018.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
March 31, 2019
By risk category:
Pass	$2,864,170
Criticized	31,687
Total commercial loans	$2,895,857
December 31, 2018
By risk category:
Pass	$3,016,328
Criticized	39,095
Total commercial loans	$3,055,423

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
March 31, 2019
By delinquency status:
Current-29 days past due (DPD) and still accruing	$2,891,156
30-89 DPD and still accruing	2,742
90+ DPD and still accruing	—
Nonaccrual loans	1,959
Total commercial loans	$2,895,857
December 31, 2018
By delinquency status:
Current-29 DPD and still accruing	$3,044,878
30-89 DPD and still accruing	8,570
90+ DPD and still accruing	—
Nonaccrual loans	1,975
Total commercial loans	$3,055,423

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2019
By delinquency status:
Current-29 DPD	$30,900,593	609,727	31,510,320
30-59 DPD	61,738	10,484	72,222
60-89 DPD	14,688	5,026	19,714
90-119 DPD	8,261	1,985	10,246
120-179 DPD	9,248	2,901	12,149
180+ DPD	44,319	6,314	50,633
Remaining PCI accounting adjustments	(4,275)	(2,567)	(6,842)
Total consumer loans	$31,034,572	633,870	31,668,442
December 31, 2018
By delinquency status:
Current-29 DPD	$31,627,108	642,271	32,269,379
30-59 DPD	60,060	11,230	71,290
60-89 DPD	15,032	6,934	21,966
90-119 DPD	11,435	1,889	13,324
120-179 DPD	12,846	2,055	14,901
180+ DPD	47,935	8,127	56,062
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
March 31, 2019
By FICO:
< 600	$153,123	53,389	206,512
600-639	108,817	34,809	143,626
640-679	255,011	61,886	316,897
680-719	886,909	113,157	1,000,066
720-759	2,242,911	115,941	2,358,852
760-799	5,483,747	91,980	5,575,727
800+	21,732,241	141,741	21,873,982
No FICO available	176,088	23,534	199,622
Remaining PCI accounting adjustments	(4,275)	(2,567)	(6,842)
Total consumer loans	$31,034,572	633,870	31,668,442
December 31, 2018
By FICO:
< 600	$154,020	54,681	208,701
600-639	109,783	39,374	149,157
640-679	264,931	67,341	332,272
680-719	883,451	114,961	998,412
720-759	2,346,168	122,706	2,468,874
760-799	5,753,691	100,921	5,854,612
800+	22,092,691	149,147	22,241,838
No FICO available	169,681	23,375	193,056
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
March 31, 2019
By LTV/CLTV:
0-60%	$19,100,714	262,772	19,363,486
60.01-80%	10,816,352	185,105	11,001,457
80.01-100%	978,537	124,188	1,102,725
100.01-120% (1)	85,910	47,602	133,512
> 120% (1)	43,916	16,031	59,947
No LTV/CLTV available	13,418	739	14,157
Remaining PCI accounting adjustments	(4,275)	(2,567)	(6,842)
Total consumer loans	$31,034,572	633,870	31,668,442
December 31, 2018
By LTV/CLTV:
0-60%	$19,522,839	272,946	19,795,785
60.01-80%	11,273,694	196,614	11,470,308
80.01-100%	837,192	135,556	972,748
100.01-120% (1)	83,515	49,441	132,956
> 120% (1)	43,004	17,196	60,200
No LTV/CLTV available	14,172	753	14,925
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield, independent of performance in accordance with their contractual terms.

(in thousands)	Mar 31, 2019	Dec 31, 2018
Total commercial	$1,959	1,975
Consumer:
Real estate 1-4 family first mortgage	144,173	142,325
Real estate 1-4 family junior lien mortgage	33,587	34,625
Total consumer	177,760	176,950
Total nonaccrual loans (excluding PCI)	$179,719	178,925

LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $39.3 million and $46.4 million at March 31, 2019 and December 31, 2018, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with the Bureau of Consumer Financial Protection (formerly known as the Consumer Finance Protection Bureau) Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $381 thousand at March 31, 2019, and $373 thousand at December 31, 2018, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Mar 31, 2019	Dec 31, 2018
Total commercial	$—	—
Consumer:
Real estate 1-4 family first mortgage	2,259	5,819
Real estate 1-4 family junior lien mortgage	759	708
Total consumer	3,018	6,527
Total past due (excluding PCI)	$3,018	6,527

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $4.5 million at March 31, 2019 and $5.3 million at December 31, 2018.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
March 31, 2019
Total commercial	$2,629	2,183	1,950	439
Consumer:
Real estate 1-4 family first mortgage	339,633	286,810	151,392	24,326
Real estate 1-4 family junior lien mortgage	85,621	77,273	56,909	14,145
Total consumer	425,254	364,083	208,301	38,471
Total impaired loans (excluding PCI)	$427,883	366,266	210,251	38,910
December 31, 2018
Total commercial	$2,369	1,958	1,958	442
Consumer:
Real estate 1-4 family first mortgage	336,694	282,330	153,353	23,995
Real estate 1-4 family junior lien mortgage	87,941	78,792	59,509	13,411
Total consumer	424,635	361,122	212,862	37,406
Total impaired loans (excluding PCI)	$427,004	363,080	214,820	37,848

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended March 31,
	2019		2018
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	2,186	15	3,021	12
Consumer:
Real estate 1-4 family first mortgage	286,421	4,536	313,170	4,960
Real estate 1-4 family junior lien mortgage	78,247	1,656	89,630	1,948
Total consumer	364,668	6,192	402,800	6,908
Total impaired loans	366,854	6,207	405,821	6,920
Interest income:
Cash basis of accounting		1,997		1,897
Other (1)		4,210		5,023
Total interest income		6,207		6,920

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $366.3 million and $363.1 million at March 31, 2019 and December 31, 2018, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended March 31, 2019
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	1,970	—	14,778	16,748	25	1.95	844
Real estate 1-4 family junior lien mortgage	405	48	2,714	3,167	45	2.21	410
Trial modifications (6)	—	—	(469)	(469)	—	—	—
Total consumer	2,375	48	17,023	19,446	70	2.04	1,254
Total	$2,375	48	17,023	19,446	70	2.04%	$1,254
Quarter ended March 31, 2018
Total commercial	$—	—	2,067	2,067	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	2,049	—	5,602	7,651	76	2.13	1,100
Real estate 1-4 family junior lien mortgage	44	82	1,977	2,103	11	2.28	82
Trial modifications (6)	—	—	(1,589)	(1,589)	—	—	—
Total consumer	2,093	82	5,990	8,165	87	2.14	1,182
Total	$2,093	82	8,057	10,232	87	2.14%	$1,182

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $3.8 million and $4.2 million for the quarters ended March 31, 2019 and 2018, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $197 thousand and $112 thousand for the quarters ended March 31, 2019 and 2018, respectively.

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

	Recorded investment of defaults
	Quarter ended March 31,
(in thousands)	2019	2018
Total commercial	—	—
Consumer:
Real estate 1-4 family first mortgage	350	730
Real estate 1-4 family junior lien mortgage	75	55
Total consumer	425	785
Total	425	785

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of March 31, 2019 and December 31, 2018, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
March 31, 2019
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	34,466,141	—	—	34,154,212	34,154,212

Financial liabilities
Line of credit with Bank (1)	2,209,000	—	—	2,209,000	2,209,000
December 31, 2018
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,398,325	—	—	34,703,481	34,703,481

Financial liabilities
Line of credit with Bank (1)	3,054,738	—	—	3,054,738	3,054,738

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			March 31, 2019 and December 31, 2018
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

In the event that the Company is liquidated or dissolved, the holders of the Series A and Series B preferred stock will be entitled to a liquidation preference for each security plus any authorized, declared and unpaid dividends that will be paid prior to any payments to common stockholders. With respect to the payment of dividends and liquidation preference, the Series A preferred stock ranks on parity with Series B preferred stock and senior to the Company’s common stock. The Company may issue additional shares of common stock to affiliates of Wells Fargo without further action by the Series A or Series B stockholders. Additional information related to Series A and B preferred stock, including the ability of the Company to redeem each series, is included in Note 5 (Common and Preferred Stock) to Financial Statements in our 2018 Form 10-K.

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At March 31, 2019, the dividend coverage ratio was 6,948%.

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

	Quarter ended March 31,
(in thousands)	2019	2018
Income statement data
Interest income:
Net accretion of adjustments on loans	6,822	4,278
Interest on deposits	—	—
Total interest income	6,822	4,278
Pledge fees	1,411	6,037
Interest expense	18,387	14,402
Loan servicing costs	21,545	21,922
Management fees	10,699	6,260

(in thousands)	Mar 31, 2019	Dec 31, 2018
Balance sheet related data
Cash and cash equivalents	$—	—
Loan acquisitions (year-to-date)	—	3,747,820
Loan sales (book value) (year-to-date)	(11,553)	(27,119)
Pledged loans (carrying value) (1)	3,182,831	3,226,825
Foreclosed asset sales (year-to-date)	(1,629)	(12,901)
Line of credit with Bank	2,209,000	3,054,738
Accounts receivable - affiliates, net	74,053	—
Accounts payable - affiliates, net	—	13,798

(1)	The fair value of pledged loans was approximately $3.2 billion at March 31, 2019 and December 31, 2018, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At March 31, 2019 and March 31, 2018, the fee was equal to an annual rate of 17 basis points (0.17%) and 15 basis points (0.15%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. The increase in first quarter 2019 was driven by an increase in allocations for portfolio credit monitoring and oversight.

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

Line of Credit We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $5.0 billion. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month LIBOR plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parents rather than the Bank.

Accounts Payable and Receivable – Affiliates, Net Accounts payable and receivable from the Bank or its affiliates result from intercompany transactions which include net loan paydowns, interest receipts, and other transactions, including those transactions noted herein, which have not yet settled.

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
Dated: May 6, 2019