Form 10-Q
period 2019-06-30
Wells Fargo Real Estate Investment Corp.
filed 2019-08-05
CIK 1616093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-36768
Wells Fargo Real Estate Investment Corporation
(Exact name of registrant as specified in its charter)

Delaware	56-1986428
(State of incorporation)	(I.R.S. Employer Identification No.)
90 South 7th Street
Minneapolis, Minnesota 55402
(Address of principal executive offices)
(Zip Code)

(855) 825-1437
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
6.375% Cumulative Perpetual Series A Preferred Stock	WFE.PRA	New York Stock Exchange

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

As of July 29, 2019, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			June 30, 2019 from		Six months ended
($ in thousands, except per share data)	Jun 30, 2019	Mar 31, 2019	Jun 30, 2018	Mar 31, 2019	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018	% Change
For the period
Net income	$334,945	303,439	307,303	10%	9	$638,384	626,335	2%
Net income applicable to common stock	330,548	299,042	302,906	11	9	629,590	617,541	2
Diluted earnings per common share	9.71	8.78	8.89	11	9	18.49	18.13	2
Profitability ratios
Return on average assets	3.93%	3.49	3.57	13	10	3.71%	3.61	3
Return on average stockholders’ equity	4.12	3.79	3.79	9	9	3.96	3.88	2
Average stockholders’ equity to average assets	95.26	92.14	94.28	3	1	93.68	92.87	1
Common dividend payout ratio (1)	93.72	98.63	97.41	(5)	(4)	96.05	100.39	(4)
Dividend coverage ratio (2)	7,105	6,948	7,208	2	(1)	7,105	7,208	(1)
Total revenue	$360,116	341,468	333,504	5	8	$701,584	677,024	4
Average loans	33,923,658	35,003,619	34,234,880	(3)	(1)	34,460,655	34,777,709	(1)
Average assets	34,191,626	35,230,874	34,499,277	(3)	(1)	34,708,379	35,031,312	(1)
Net interest margin	3.92%	3.89	3.90	1	1	3.90%	3.86	1
Net loan charge-offs (recoveries)	$(1,594)	(626)	(786)	155	103	$(2,220)	(1,292)	72
As a percentage of average total loans (annualized)	(0.02)%	(0.01)	(0.01)	100	100	(0.01)%	(0.01)	—
At period end
Loans	$33,352,794	34,564,299	33,599,587	(4)	(1)	$33,352,794	33,599,587	(1)
Allowance for loan losses	87,885	98,158	112,381	(10)	(22)	87,885	112,381	(22)
As a percentage of total loans	0.26%	0.28	0.33	(7)	(21)	0.26%	0.33	(21)
Assets	$33,377,272	34,636,027	33,747,152	(4)	(1)	$33,377,272	33,747,152	(1)
Total stockholders’ equity	32,439,876	32,419,328	32,387,804	—	—	32,439,876	32,387,804	—
Total nonaccrual loans and foreclosed assets	161,415	181,813	190,136	(11)	(15)	161,415	190,136	(15)
As a percentage of total loans	0.48%	0.53	0.57	(9)	(16)	0.48%	0.57	(16)
Loans 90 days or more past due and still accruing (3)	$3,460	3,018	2,641	15	31	$3,460	2,641	31

(1)	Dividends declared per common share as a percentage of earnings per common share.

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
As of June 30, 2019, we had $33.4 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
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

Financial Performance
We earned net income and net income applicable to common stock of $334.9 million and $330.5 million, respectively, in second quarter 2019, or $9.71 diluted earnings per common share, compared with $307.3 million and $302.9 million, respectively, in second quarter 2018, or $8.89 diluted earnings per common share. For the first half of 2019, net income and net income applicable to common stock were $638.4 million and $629.6 million, respectively, or $18.49 diluted earnings per common share, compared with $626.3 million and $617.5 million, respectively, for the same period a year ago, or $18.13 diluted earnings per common share. The increase in net income in the second quarter and first half of 2019 was predominantly attributable to an increase in noninterest income in the second quarter of 2019 due to a $25.7 million gain on the sale of real estate 1-4 family first mortgage loans, with a carrying value of $35.1 million, to the Bank. These loans were previously written down to the fair value of the underlying collateral and are below their current recovery value. The increase in the first half of 2019 was partially offset by a decrease in pledge fees.
Loans
Total loans were $33.4 billion at June 30, 2019, compared with $35.5 billion at December 31, 2018. Loans, net of allowance for loan losses, represented 99.7% of assets at both June 30, 2019 and December 31, 2018.
Credit quality, as measured by net charge-offs, nonaccrual loans and delinquencies, remained strong during second quarter 2019. Net recoveries were $1.6 million and $2.2 million in the second quarter and first half of 2019, respectively, compared with $786 thousand and $1.3 million in the second quarter and first half of 2018. Nonaccrual loans were $158.8 million at June 30, 2019, compared with $178.9 million at December 31, 2018. Loans 90 days or more past due and still accruing were $3.5 million at June 30, 2019, compared with $6.5 million at December 31, 2018. Delinquencies remain a small percentage of our loan balances.
Reversal of provision for credit losses was $9.8 million and $8.1 million in the second quarter and first half of 2019, respectively, compared with $10.2 million and $16.1 million for the same periods in 2018. The higher reversal of provision for credit losses in 2018 reflected the improvement in our outlook for hurricane-related losses. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.

Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $8.8 million in the second quarter and first half, respectively, of 2019 and 2018. Dividends declared to holders of our Series B preferred stock totaled $14 thousand and $28 thousand in the second quarter and first half, respectively, of both 2019 and 2018.
Dividends declared to the holders of our common stock increased to $310.0 million from $295.0 million in the second quarter of 2019 and 2018, respectively, due to an increase in estimated REIT taxable income for federal income tax purposes before dividends paid deduction attributable to the gain on sale of real estate 1-4 family loans in second quarter 2019. Dividends declared to the holders of our common stock decreased to $605.0 million from $620.0 million in the first half of 2019 and 2018, respectively, due to a decrease in estimated annual REIT taxable income for federal income tax purposes before dividends paid deduction.

Earnings Performance

Net Income
We earned net income of $334.9 million and $307.3 million in the second quarter of 2019 and 2018, respectively. For the first half of 2019, net income was $638.4 million, compared with $626.3 million, respectively, for the same period year ago. The increase in net income in the second quarter and first half of 2019 was attributable to an increase in noninterest income in the second quarter of 2019 due to a $25.7 million gain on the sale of real estate 1-4 family first mortgage loans, with a carrying value of $35.1 million, to the Bank. These loans were previously written down to the fair value of the underlying collateral and are below their current recovery value. The increase in the first half of 2019 was partially offset by a decrease in pledge fees.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest income was $332.6 million and $672.3 million in the second quarter and first half of 2019, respectively, compared with $333.3 million and $670.6 million for the same periods a year ago. Net interest margin was 3.92% and 3.90% in the second quarter and first half of 2019, respectively, compared with 3.90% and 3.86% for the same periods a year ago. The increase in net interest margin for the second quarter and first half of 2019 was due to an increase in yields on interest-earning assets. The increase in the first half of 2019 was partially offset by an increase in interest expense resulting from higher rates. Interest income in the second quarter and first half of 2019 included net accretion of adjustments on loans of $6.0 million and $12.8 million, respectively, compared with $5.0 million and $9.3 million a year ago.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Average borrowings for second quarter 2019 and 2018 were $1.6 billion and $2.0 billion, respectively, at weighted average interest rates of 3.22% and 2.42%, respectively. Average borrowings for the first half of 2019 and 2018 were $2.1 billion and $2.5 billion, respectively, at weighted average interest rates of 2.96% and 2.13%, respectively. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parent rather than the Bank. It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Net Interest Income

	Quarter ended June 30,
			2019			2018
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,796,914	31,107	4.46%	$3,034,155	30,648	4.05%
Real estate 1-4 family mortgage loans	31,126,744	314,501	4.04	31,200,725	314,559	4.03
Total interest-earning assets	$33,923,658	345,608	4.08	$34,234,880	345,207	4.04
Funding sources
Line of credit with Bank	$1,615,701	12,985	3.22	$1,968,455	11,860	2.42
Total interest-bearing liabilities	$1,615,701	12,985	3.22	$1,968,455	11,860	2.42
Net interest margin and net interest income		$332,623	3.92%		$333,347	3.90%
	Six months ended June 30,
			2019			2018
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,874,006	64,169	4.50%	$3,133,429	60,849	3.92%
Real estate 1-4 family mortgage loans	31,586,649	639,552	4.05	31,644,280	636,022	4.02
Total interest-earning assets	$34,460,655	703,721	4.09	$34,777,709	696,871	4.01
Funding sources
Line of credit with Bank	$2,138,911	31,372	2.96	$2,491,852	26,262	2.13
Total interest-bearing liabilities	$2,138,911	31,372	2.96	$2,491,852	26,262	2.13
Net interest margin and net interest income		$672,349	3.90%		$670,609	3.86%

Reversal of Provision for Credit Losses
Reversal of provision for credit losses was $9.8 million and $8.1 million in the second quarter and first half of 2019, respectively, compared with $10.2 million and $16.1 million for the same periods a year ago. The higher reversal of provision for credit losses in 2018 reflected the improvement in our outlook for hurricane-related losses. See the “Balance Sheet Analysis” and "Risk Management – Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income was $27.5 million and $29.2 million in the second quarter and first half of 2019, respectively, compared with $157 thousand and $6.4 million for the same periods a year ago. The increase in the second quarter and first half of 2019 was attributable to a gain on the sale of real estate 1-4 family first mortgage loans to the Bank. The increase in the first half of 2019 was partially offset by a decrease in pledge fees.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We earned $1.4 million and $2.8 million in pledge fees in the second quarter and first half of 2019, respectively. We did not earn pledge fees in second quarter 2018. Pledge fees were $6.0 million for the first half of 2018. The decrease in the first half of 2019 was attributable to a lower average balance pledged.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense was $34.9 million and $71.3 million in the second quarter and first half of 2019, respectively, compared with $36.4 million and $66.8 million for the same period a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in the second quarter and first half of 2019 were $21.1 million and $42.6 million, respectively, compared with $21.4 million and $43.3 million for the same period a year ago.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $12.3 million and $23.0 million in the second quarter and first half of 2019, respectively, compared with $11.8 million and $18.0 million for the same periods a year ago. The increase in the first half of 2019 was driven by an increase in allocations for portfolio credit monitoring and oversight.
Foreclosed assets expense was $1.4 million and $5.3 million in the second quarter and first half of 2019, respectively, compared with $3.1 million and $5.2 million for the same periods a year ago. The decrease in second quarter 2019 was due to a decline in property taxes paid. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $33.4 billion at June 30, 2019, and $35.5 billion at December 31, 2018.
Loans
Loans were $33.4 billion at June 30, 2019, and $35.5 billion at December 31, 2018. The decrease is attributable to net paydowns in the first half of 2019. At June 30, 2019 and December 31, 2018, consumer loans represented 92% and 91% of loans, respectively, and commercial loans represented the remaining balance of our loan portfolio.
Allowance for Loan Losses
The allowance for loan losses decreased $8.8 million to $87.9 million at June 30, 2019, from $96.7 million at December 31, 2018, reflecting more favorable economic conditions, continued portfolio improvement, and declining balances.
At June 30, 2019, the allowance for loan losses included $65.2 million for consumer loans and $22.7 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management – Credit Risk Management – Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Payable and Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We draw upon our $5.0 billion line of credit with the Bank to finance loan acquisitions. At June 30, 2019 and December 31, 2018, we had $927.7 million and $3.1 billion outstanding, respectively.

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

Risk Management

Our board of directors has overall responsibility for overseeing the Company’s risk management structure. This oversight is accomplished through the Audit Committee of the Board of Directors and a management-level committee that reviews the allowance for credit losses and is supplemented by certain elements of Wells Fargo’s risk management framework. For more information about how we manage risk, see the “Risk Management” section in our 2018 Form 10-K. The discussion that follows supplements our discussion of the management of certain risks contained in the "Risk Management" section in our 2018 Form 10-K.

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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Total commercial	$2,758,900	3,055,423	3.2	3.2
Consumer:
Real estate 1-4 family first mortgage	29,997,941	31,769,813	24.3	24.7
Real estate 1-4 family junior lien mortgage	595,953	669,832	14.9	15.0
Total consumer	30,593,894	32,439,645	24.1	24.5
Total loans	$33,352,794	35,495,068	22.3	22.6
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

LOAN PORTFOLIO BY GEOGRAPHY Table 3 is a summary of the geographical distribution of our loan portfolio for the top fifteen states by loans outstanding.

Table 3: Loan Portfolio by Geography

	June 30, 2019
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,271,869	8,005,337	6,375	9,283,581	28%
New York	10,109	2,899,264	38,273	2,947,646	9
Washington	118,580	2,230,882	766	2,350,228	7
Virginia	47,726	1,860,298	59,383	1,967,407	6
Texas	70,485	1,266,503	6,845	1,343,833	4
Maryland	107,132	1,183,678	27,916	1,318,726	4
Massachusetts	26,668	1,234,640	2,121	1,263,429	4
Pennsylvania	19,162	1,046,696	93,073	1,158,931	3
Illinois	2,929	1,108,599	936	1,112,464	3
Florida	263,391	705,323	78,588	1,047,302	3
Georgia	26,678	966,794	39,565	1,033,037	3
Oregon	134,719	855,969	477	991,165	3
Minnesota	25,025	939,694	1,376	966,095	3
Arizona	55,629	777,586	560	833,775	2
New Jersey	85,335	404,080	134,060	623,475	2
All other states (1)	493,463	4,512,598	105,639	5,111,700	16
Total loans	$2,758,900	29,997,941	595,953	33,352,794	100%

(1)	No state is greater than 2% of total loans.

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at June 30, 2019. We believe the C&I portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio were unsecured at June 30, 2019.

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

Table 4: CSRE Loans by State and Property Type

	June 30, 2019
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,271,869	46%
Florida	263,056	10
Utah	152,423	6
Oregon	134,719	5
Washington	118,580	4
Maryland	107,132	4
New Jersey	80,694	3
Texas	70,485	3
Colorado	61,696	2
Arizona	55,629	2
Missouri	52,116	2
Washington DC	49,910	2
Virginia	45,586	2
North Carolina	42,122	2
Rhode Island	33,286	1
All other states (1)	211,633	6
Total loans	$2,750,936	100%
By property type:
Office buildings	$662,718	24%
Shopping centers	497,572	18
5 + multifamily residences	450,053	16
Warehouses	367,237	13
Retail establishments (restaurants, stores)	293,469	11
Mini-storage	179,165	7
Commercial/industrial (non-residential)	102,404	4
Manufacturing plants	58,979	2
Motels/hotels	58,800	2
Research and development	29,043	1
Other	51,496	2
Total loans	$2,750,936	100%

(1)	No state is greater than 1% of CSRE loans.

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
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in second quarter 2019, as measured through net charge-offs, nonaccrual loans and delinquencies.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	June 30, 2019
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio
California	$8,011,712	44%
New York	2,937,537	57
Washington	2,231,648	51
Virginia	1,919,681	62
Texas	1,273,348	57
Massachusetts	1,236,761	59
Maryland	1,211,594	64
Pennsylvania	1,139,769	60
Illinois	1,109,535	67
Georgia	1,006,359	59
Minnesota	941,070	62
Oregon	856,446	59
Florida	783,911	51
Arizona	778,146	57
Colorado	549,515	44
All other states (1)	4,606,862	57
Total loans	$30,593,894	54

(1)	No state is greater than 2% of real estate 1-4 family mortgage loans.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (recoveries) (annualized) as a percentage of average loans were 0.00% in both the second quarter and first half of 2019, respectively, compared with (0.02)% for the same periods a year ago. Nonaccrual loans were $125.7 million at June 30, 2019, compared with $142.3 million at December 31, 2018.

Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
California	$8,005,337	8,451,050	0.15%	0.11	—	—	—	—	—
New York	2,898,682	3,028,854	0.44	0.54	0.02	0.01	(0.01)	0.06	0.02
Washington	2,230,882	2,348,005	0.05	0.12	—	—	(0.01)	(0.01)	—
Virginia	1,859,380	1,954,719	0.38	0.47	—	0.02	0.01	(0.02)	(0.02)
Texas	1,266,484	1,351,937	0.49	0.34	—	—	0.01	(0.01)	—
Massachusetts	1,234,564	1,299,185	0.10	0.22	—	—	—	(0.02)	0.01
Maryland	1,183,444	1,237,011	0.36	0.44	—	(0.02)	—	0.01	0.02
Illinois	1,108,599	1,185,911	0.10	0.24	(0.02)	0.05	—	(0.04)	—
Pennsylvania	1,045,331	1,109,930	1.89	1.93	0.02	0.04	(0.03)	(0.12)	0.05
Georgia	966,230	1,030,320	0.43	0.33	—	(0.02)	(0.05)	(0.04)	(0.15)
Minnesota	939,694	987,652	—	0.01	—	—	(0.01)	(0.02)	(0.01)
Oregon	855,969	906,070	0.07	0.01	—	—	—	—	—
Arizona	777,586	835,533	0.26	0.21	—	—	—	—	—
Florida	704,238	777,733	1.46	1.68	0.03	(0.27)	(0.14)	(0.17)	(0.24)
Colorado	547,994	594,932	—	0.06	—	—	0.02	0.01	—
All other states (1)	4,366,558	4,663,815	1.06	1.12	(0.01)	(0.01)	0.03	(0.05)	(0.08)
Total	29,990,972	31,762,657	0.43	0.46	—	—	—	(0.02)	(0.02)
PCI	6,969	7,156
Total first mortgages	$29,997,941	31,769,813

(1)	No state is greater than 1% of real estate 1-4 family first mortgage loans.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (recoveries)

(annualized) as a percentage of average loans were (1.06)% and (0.62)% in the second quarter and first half of 2019, respectively, compared with 0.37% and 0.33% for the same periods a year ago. Nonaccrual loans were $31.0 million at June 30, 2019, compared with $34.6 million at December 31, 2018.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
New Jersey	$134,060	146,787	4.66%	4.83	(0.68)	(0.61)	(0.53)	1.43	2.31
Pennsylvania	93,073	104,882	3.63	4.16	(0.49)	(0.18)	1.50	0.92	0.43
Florida	78,588	88,122	3.37	3.21	(2.57)	(0.44)	(1.13)	(0.14)	(0.08)
Virginia	59,383	68,551	2.69	2.94	(0.18)	0.43	(0.88)	0.41	(1.30)
Georgia	39,565	45,857	1.45	2.64	(4.70)	(2.45)	(0.07)	0.16	(0.07)
North Carolina	38,946	44,343	3.75	6.36	(1.18)	(0.41)	(1.04)	0.13	(0.14)
New York	38,273	42,528	3.95	5.56	(0.16)	2.37	0.10	(0.46)	(0.53)
Connecticut	29,345	32,132	2.80	4.40	0.13	1.53	(0.53)	0.13	0.35
Maryland	27,916	31,099	3.29	4.46	(0.69)	(1.82)	0.60	2.34	(0.78)
South Carolina	10,741	12,567	2.25	2.54	(0.83)	1.93	(0.78)	(0.26)	(0.46)
All other states (1)	46,063	52,964	3.50	2.44	(0.35)	(0.20)	0.18	(0.10)	0.33
Total	595,953	669,832	3.53	4.05	(1.06)	(0.21)	(0.18)	0.58	0.37
PCI	—	—
Total junior lien mortgages	$595,953	669,832

(1)	No state is greater than 1% of real estate 1-4 family junior lien loans.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. For information about when we generally place loans on nonaccrual status, see

Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Nonaccrual loans:
Total commercial	$2,146	1,959	1,975	2,016	2,506
Consumer:
Real estate 1-4 family first mortgage	125,666	144,173	142,325	141,953	147,574
Real estate 1-4 family junior lien mortgage	31,023	33,587	34,625	35,948	37,553
Total consumer	156,689	177,760	176,950	177,901	185,127
Total nonaccrual loans (1)	158,835	179,719	178,925	179,917	187,633
Foreclosed assets	2,580	2,094	1,591	2,596	2,503
Total nonperforming assets	$161,415	181,813	180,516	182,513	190,136
As a percentage of total loans	0.48%	0.53	0.51	0.56	0.57

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $161.4 million (0.48% of total loans) at June 30, 2019, and included $158.8 million of nonaccrual loans. Total NPAs were $180.5 million (0.51% of total loans) at December 31, 2018, and included $178.9 million of nonaccrual loans. Total nonaccrual loans decreased $20.1 million to $158.8 million at June 30, 2019, from $178.9 million at December 31, 2018, largely related to the sale of real estate 1-4 family first mortgage loans to the Bank.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Commercial:
Balance, beginning of period	$1,959	1,975	2,016	2,506	2,519
Inflows	200	2	46	—	241
Outflows	(13)	(18)	(87)	(490)	(254)
Balance, end of period	2,146	1,959	1,975	2,016	2,506
Consumer:
Balance, beginning of period	177,760	176,950	177,901	185,127	194,671
Inflows	18,567	28,286	23,517	19,111	23,551
Outflows:
Returned to accruing	(9,218)	(15,705)	(9,954)	(12,164)	(14,291)
Foreclosures	(3,166)	(1,910)	(2,114)	(3,278)	(2,326)
Charge-offs	(952)	(1,501)	(2,963)	(2,538)	(2,277)
Payment, sales and other (1)	(26,302)	(8,360)	(9,437)	(8,357)	(14,201)
Total outflows	(39,638)	(27,476)	(24,468)	(26,337)	(33,095)
Balance, end of period	156,689	177,760	176,950	177,901	185,127
Total nonaccrual loans (excluding PCI)	$158,835	179,719	178,925	179,917	187,633

(1)	Current period includes real estate 1-4 family loans sold to the Bank.

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $34.6 million and $37.8 million at June 30, 2019 and December 31, 2018, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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
TDRs of $321.8 million at June 30, 2019, decreased $44.5 million from first quarter 2019 largely related to the sale of real estate 1-4 family first mortgage loans to the Bank.

Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Total commercial TDRs	$2,179	2,183	1,958	2,509	3,124
Consumer:
Real estate 1-4 family first mortgage	242,762	283,651	278,459	289,563	294,171
Real estate 1-4 family junior lien mortgage	72,252	75,902	77,386	78,802	81,578
Trial modifications	4,654	4,530	5,277	5,044	5,980
Total consumer TDRs	319,668	364,083	361,122	373,409	381,729
Total TDRs	$321,847	366,266	363,080	375,918	384,853
TDRs on nonaccrual status	$104,131	121,279	109,713	113,893	115,672
TDRs on accrual status	217,716	244,987	253,367	262,025	269,181
Total TDRs	$321,847	366,266	363,080	375,918	384,853
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Commercial:
Balance, beginning of period	$2,183	1,958	2,509	3,124	3,152
Inflows (1)	—	233	—	350	—
Outflows (2)	(4)	(8)	(551)	(965)	(28)
Balance, end of period	2,179	2,183	1,958	2,509	3,124
Consumer:
Balance, beginning of period	364,083	361,122	373,409	381,729	397,428
Inflows (1)	3,269	16,238	2,978	5,872	6,476
Outflows:
Charge-offs	(478)	(305)	(376)	(249)	(388)
Foreclosures	(1,101)	(386)	(486)	(1,298)	(2,734)
Payments, sales and other (2)	(46,228)	(11,839)	(14,635)	(11,710)	(19,476)
Net change in trial modifications (3)	123	(747)	232	(935)	423
Balance, end of period	319,668	364,083	361,122	373,409	381,729
Total TDRs	$321,847	366,266	363,080	375,918	384,853

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended June 30, and March 31, 2019, and December 31, September 30 and June 30, 2018, as a result of being refinanced or restructured at market terms and qualifying as new loans. Current period includes real estate 1-4 family loans sold to the Bank.

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

Loans 90 days or more past due and still accruing were less than 1% of loans at both June 30, 2019 and December 31, 2018.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Total commercial	$—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2,547	2,259	5,819	4,640	2,321
Real estate 1-4 family junior lien mortgage	913	759	708	1,478	320
Total consumer	3,460	3,018	6,527	6,118	2,641
Total past due (excluding PCI)	$3,460	3,018	6,527	6,118	2,641

(1)
PCI loans of $496 thousand, $381 thousand, $373 thousand, $422 thousand and $504 thousand at June 30, and March 31, 2019, and December 31, September 30 and June 30, 2018, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs (recoveries) for second quarter 2019 and the previous four quarters. Substantially all net charge-offs (recoveries) were in consumer real estate. Net recoveries were $1.6 million and $786 thousand in second quarter 2019 and 2018, respectively.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Jun 30, 2019		Mar 31, 2019		Dec 31, 2018		Sep 30, 2018		Jun 30, 2018
(in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$(38)	(0.01)%	$(8)	—%	$(13)	—%	$(12)	—%	$(13)	—%
Consumer:
Real estate 1-4 family first mortgage	63	—	(277)	—	(181)	—	(1,171)	(0.02)	(1,505)	(0.02)
Real estate 1-4 family junior lien mortgage	(1,619)	(1.06)	(341)	(0.21)	(319)	(0.18)	1,064	0.58	732	0.37
Total consumer	(1,556)	(0.02)	(618)	(0.01)	(500)	(0.01)	(107)	—	(773)	(0.01)
Total	$(1,594)	(0.02)%	$(626)	(0.01)%	$(513)	(0.01)%	$(119)	—%	$(786)	(0.01)%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at June 30, 2019.
The allowance for loan losses decreased $8.8 million to $87.9 million at June 30, 2019, from $96.7 million at December 31, 2018, reflecting more favorable economic conditions, continued portfolio improvement, and declining balances.
We believe the allowance for credit losses of $89.2 million at June 30, 2019, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including change in loan balances, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2018 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Jun 30, 2019		Mar 31, 2019		Dec 31, 2018		Sep 30, 2018		Jun 30, 2018
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$24,046	8%	$25,220	10%	$26,281	10%	$23,722	8%	$25,856	9%
Consumer:
Real estate 1-4 family first mortgage	48,733	90	55,034	89	51,894	89	59,026	90	61,702	89
Real estate 1-4 family junior lien mortgage	16,439	2	19,416	1	20,093	1	23,454	2	26,178	2
Total consumer	65,172	92	74,450	90	71,987	90	82,480	92	87,880	91
Total	$89,218	100%	$99,670	100%	$98,268	100%	$106,202	100%	$113,736	100%

	Quarter ended
(in thousands)	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018
Components:
Allowance for loan losses	$87,885	98,158	96,743	104,556	112,381
Allowance for unfunded credit commitments	1,333	1,512	1,525	1,646	1,355
Allowance for credit losses	$89,218	99,670	98,268	106,202	113,736
Allowance for loan losses as a percentage of total loans	0.26%	0.28	0.27	0.32	0.33
Allowance for loan losses as a percentage of annualized net charge-offs	NM	NM	NM	NM	NM
Allowance for credit losses as a percentage of total loans	0.27	0.29	0.28	0.33	0.34
Allowance for credit losses as a percentage of total nonaccrual loans	56.17	55.46	54.92	59.03	60.62
NM – Not meaningful

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At June 30, 2019, 11% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At June 30, 2019, approximately 89% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At June 30, 2019, 11% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At June 30, 2019, our liabilities were 3% of our assets. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At June 30, 2019 there was $927.7 million outstanding on our Bank line of credit. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month LIBOR plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parent rather than the Bank. It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021.
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
Accounting Standards Update (ASU or Update) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related Updates
The Update changes the accounting for credit losses measurement on loans by requiring a current expected credit loss (CECL) measurement to estimate the allowance for credit losses (ACL). CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. Also, the Update eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.

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

Based on our portfolio composition as of June 30, 2019, and the current economic environment, we currently estimate an overall decrease in our ACL for loans of approximately $30 million. The reduction reflects an expected decrease for commercial loans, given their short contractual maturities, partially offset by an expected increase for longer duration consumer loans and includes recoveries related to residential mortgage loans that were previously written down during the last credit cycle and are below their current recovery value. We will continue to evaluate and refine the results of our loss estimates throughout 2019.
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

The following risk factor updates the risk factors described in our 2018 Form 10-K:

We may redeem the Series A preferred stock upon certain events and at any time on or after December 11, 2019.
Within 90 days of the occurrence of certain events (as described in Note 5 (Common and Preferred Stock) to Financial Statements in our 2018 Form 10-K) or at any time on or after December 11, 2019, we will have the right to redeem the Series A preferred stock in whole or in part upon notice given 30-60 days in advance of the redemption date. While the Series A preferred stock may be redeemed at our option under these circumstances, investors in the Series A preferred stock will have no right to reclaim their initial investment from us, and the Series A preferred stock may never be redeemed. Investors in the Series A preferred stock may not be able to sell their securities in the secondary market, or if such a sale occurs the sale price may not be at or above the initial price at which such shares were purchased. If we redeem the Series A preferred stock, holders may not be able to invest their redemption proceeds in securities with a dividend yield comparable to that of the Series A preferred stock.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of June 30, 2019, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Interest income	$345,608	345,207	703,721	696,871
Interest expense	12,985	11,860	31,372	26,262
Net interest income	332,623	333,347	672,349	670,609
Provision (reversal of provision) for credit losses	(9,774)	(10,212)	(8,089)	(16,066)
Net interest income after provision for credit losses	342,397	343,559	680,438	686,675
Noninterest income
Pledge fees	1,378	—	2,789	6,037
Gain (loss) on sale of loans	25,947	(33)	26,076	(1)
Other	168	190	370	379
Total noninterest income	27,493	157	29,235	6,415
Noninterest expense
Loan servicing costs	21,073	21,360	42,618	43,282
Management fees	12,283	11,750	22,982	18,010
Foreclosed assets	1,410	3,121	5,335	5,174
Other	179	182	354	289
Total noninterest expense	34,945	36,413	71,289	66,755
Net income	334,945	307,303	638,384	626,335
Comprehensive income	334,945	307,303	638,384	626,335
Dividends on preferred stock	4,397	4,397	8,794	8,794
Net income applicable to common stock	$330,548	302,906	629,590	617,541
Per common share information
Earnings per common share	$9.71	8.89	18.49	18.13
Diluted earnings per common share	9.71	8.89	18.49	18.13
Average common shares outstanding	34,058	34,058	34,058	34,058
Diluted average common shares outstanding	34,058	34,058	34,058	34,058

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Jun 30, 2019	Dec 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$—	—
Loans	33,352,794	35,495,068
Allowance for loan losses	(87,885)	(96,743)
Net loans	33,264,909	35,398,325
Accounts receivable - affiliates, net	20,353	—
Other assets	92,010	94,942
Total assets	$33,377,272	35,493,267
Liabilities
Line of credit with Bank	$927,697	3,054,738
Accounts payable - affiliates, net	—	13,798
Other liabilities	9,699	9,445
Total liabilities	937,396	3,077,981
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(111,235)	(135,825)
Total stockholders’ equity	32,439,876	32,415,286
Total liabilities and stockholders’ equity	$33,377,272	35,493,267

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
Quarter ended June 30,
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, March 31, 2019	$110	341	32,550,660	(131,783)	32,419,328
Net income	—	—	—	334,945	334,945
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $9.10 per share	—	—	—	(310,000)	(310,000)
Balance, June 30, 2019	$110	341	32,550,660	(111,235)	32,439,876
Balance, March 31, 2018	$110	341	32,550,660	(171,213)	32,379,898
Net income	—	—	—	307,303	307,303
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $8.66 per share	—	—	—	(295,000)	(295,000)
Balance, June 30, 2018	$110	341	32,550,660	(163,307)	32,387,804

Six months ended June 30,
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2018	$110	341	32,550,660	(135,825)	32,415,286
Net income	—	—	—	638,384	638,384
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $17.76 per share	—	—	—	(605,000)	(605,000)
Balance, June 30, 2019	$110	341	32,550,660	(111,235)	32,439,876
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263
Net income	—	—	—	626,335	626,335
Cash dividends
Series A preferred stock at $0.80 per share	—	—	—	(8,766)	(8,766)
Series B preferred stock at $42.50 per share	—	—	—	(28)	(28)
Common stock at $18.20 per share	—	—	—	(620,000)	(620,000)
Balance, June 30, 2018	$110	341	32,550,660	(163,307)	32,387,804

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$638,384	626,335
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(12,755)	(9,319)
Provision (reversal of provision) for credit losses	(8,089)	(16,066)
Other operating activities, net	(4,238)	26,616
Net cash provided by operating activities	613,302	627,566
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Acquisitions	—	—
Proceeds from payments and sales	2,123,136	2,199,001
Net cash provided by investing activities	2,123,136	2,199,001
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	645,482	650,797
Repayments of line of credit with Bank	(2,772,523)	(2,852,967)
Cash dividends paid	(609,397)	(624,397)
Net cash used by financing activities	(2,736,438)	(2,826,567)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$5,914	7,063
Preferred dividends payable	4,397	4,397
Cash paid for interest	35,458	24,577
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). There were no material changes to these policies in second quarter 2019. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.

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

Accounting Standards Adopted in 2019
In the first half of 2019, we did not adopt any new accounting standards.

Subsequent Events
We have evaluated the effects of events that have occurred subsequent to June 30, 2019. There were no material subsequent events requiring adjustment to the financial statements or disclosure in the Notes to Financial Statements.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia, Texas, Maryland and Massachusetts. These markets include approximately 62% of our total loan balance at June 30, 2019.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total reductions and additions for unamortized premiums, discounts and other adjustments were less than 1% of outstanding balances at June 30, 2019 and December 31, 2018.

(in thousands)	Jun 30, 2019	Dec 31, 2018
Total commercial	$2,758,900	3,055,423
Consumer:
Real estate 1-4 family first mortgage	29,997,941	31,769,813
Real estate 1-4 family junior lien mortgage	595,953	669,832
Total consumer	30,593,894	32,439,645
Total loans	$33,352,794	35,495,068

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2019			2018
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(89,179)	(89,179)	—	(2,134)	(2,134)
Six months ended June 30,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(100,861)	(100,861)	—	(5,775)	(5,775)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $440.6 million at June 30, 2019 and $462.2 million at December 31, 2018.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$99,670	124,066	$98,268	130,661
Provision (reversal of provision) for credit losses	(9,774)	(10,212)	(8,089)	(16,066)
Interest income on certain impaired loans (1)	(798)	(904)	(1,707)	(2,151)
Loan charge-offs:
Total commercial	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	(1,028)	(1,662)	(2,222)	(2,754)
Real estate 1-4 family junior lien mortgage	(1,024)	(2,193)	(2,403)	(4,991)
Total consumer	(2,052)	(3,855)	(4,625)	(7,745)
Total loan charge-offs	(2,052)	(3,855)	(4,625)	(7,745)
Loan recoveries:
Total commercial	38	13	46	28
Consumer:
Real estate 1-4 family first mortgage	965	3,167	2,436	5,351
Real estate 1-4 family junior lien mortgage	2,643	1,461	4,363	3,658
Total consumer	3,608	4,628	6,799	9,009
Total loan recoveries	3,646	4,641	6,845	9,037
Net loan recoveries	1,594	786	2,220	1,292
Other (2)	(1,474)	—	(1,474)	—
Balance, end of period	$89,218	113,736	$89,218	113,736
Components:
Allowance for loan losses	$87,885	112,381	$87,885	112,381
Allowance for unfunded credit commitments	1,333	1,355	1,333	1,355
Allowance for credit losses	$89,218	113,736	$89,218	113,736
Net loan (recoveries) charge-offs as a percentage of average total loans (3)	(0.02)%	(0.01)	(0.01)%	(0.01)
Allowance for loan losses as a percentage of total loans	0.26	0.33	0.26	0.33
Allowance for credit losses as a percentage of total loans	0.27	0.34	0.27	0.34

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

(2)	Represents allowance for real estate 1-4 family loans sold to the Bank.

(3)	Quarterly net charge-offs (recoveries) as a percentage of average total loans are annualized.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2019			2018
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended June 30,
Balance, beginning of period	$25,220	74,450	99,670	27,020	97,046	124,066
Reversal of provision for credit losses	(1,212)	(8,562)	(9,774)	(1,177)	(9,035)	(10,212)
Interest income on certain impaired loans	—	(798)	(798)	—	(904)	(904)

Loan charge-offs	—	(2,052)	(2,052)	—	(3,855)	(3,855)
Loan recoveries	38	3,608	3,646	13	4,628	4,641
Net loan recoveries (charge-offs)	38	1,556	1,594	13	773	786
Other (1)	—	(1,474)	(1,474)	—	—	—
Balance, end of period	$24,046	65,172	89,218	25,856	87,880	113,736

Six months ended June 30,
Balance, beginning of period	$26,281	71,987	98,268	28,085	102,576	130,661
Provision (reversal of provision) for credit losses	(2,281)	(5,808)	(8,089)	(2,257)	(13,809)	(16,066)
Interest income on certain impaired loans	—	(1,707)	(1,707)	—	(2,151)	(2,151)

Loan charge-offs	—	(4,625)	(4,625)	—	(7,745)	(7,745)
Loan recoveries	46	6,799	6,845	28	9,009	9,037
Net loan recoveries (charge-offs)	46	2,174	2,220	28	1,264	1,292
Other (1)	—	(1,474)	(1,474)	—	—	—
Balance, end of period	$24,046	65,172	89,218	25,856	87,880	113,736

(1)	Represents allowance for real estate 1-4 family loans sold to the Bank.
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
June 30, 2019
Collectively evaluated (1)	$23,606	31,034	54,640	2,756,721	30,267,257	33,023,978
Individually evaluated (2)	440	34,138	34,578	2,179	319,668	321,847
Purchased credit-impaired (PCI) (3)	—	—	—	—	6,969	6,969
Total	$24,046	65,172	89,218	2,758,900	30,593,894	33,352,794
December 31, 2018
Collectively evaluated (1)	$25,839	34,581	60,420	3,053,465	32,071,367	35,124,832
Individually evaluated (2)	442	37,406	37,848	1,958	361,122	363,080
PCI (3)	—	—	—	—	7,156	7,156
Total	$26,281	71,987	98,268	3,055,423	32,439,645	35,495,068

(1)
Represents loans collectively evaluated for impairment in accordance with Accounting Standards Codification (ASC) 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.

(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(3)
Represents the allowance and related loan carrying value determined in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality and pursuant to amendments by ASU 2010-20 regarding allowance for PCI loans.

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than March 31, 2019.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
June 30, 2019
By risk category:
Pass	$2,735,756
Criticized	23,144
Total commercial loans	$2,758,900
December 31, 2018
By risk category:
Pass	$3,016,328
Criticized	39,095
Total commercial loans	$3,055,423

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
June 30, 2019
By delinquency status:
Current-29 days past due (DPD) and still accruing	$2,746,323
30-89 DPD and still accruing	10,431
90+ DPD and still accruing	—
Nonaccrual loans	2,146
Total commercial loans	$2,758,900
December 31, 2018
By delinquency status:
Current-29 DPD and still accruing	$3,044,878
30-89 DPD and still accruing	8,570
90+ DPD and still accruing	—
Nonaccrual loans	1,975
Total commercial loans	$3,055,423

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2019
By delinquency status:
Current-29 DPD	$29,871,150	573,458	30,444,608
30-59 DPD	53,488	10,046	63,534
60-89 DPD	18,470	5,274	23,744
90-119 DPD	10,205	2,028	12,233
120-179 DPD	9,521	1,857	11,378
180+ DPD	39,020	5,647	44,667
Remaining PCI accounting adjustments	(3,913)	(2,357)	(6,270)
Total consumer loans	$29,997,941	595,953	30,593,894
December 31, 2018
By delinquency status:
Current-29 DPD	$31,627,108	642,271	32,269,379
30-59 DPD	60,060	11,230	71,290
60-89 DPD	15,032	6,934	21,966
90-119 DPD	11,435	1,889	13,324
120-179 DPD	12,846	2,055	14,901
180+ DPD	47,935	8,127	56,062
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
June 30, 2019
By FICO:
< 600	$138,611	44,340	182,951
600-639	99,755	32,970	132,725
640-679	240,320	57,374	297,694
680-719	772,079	102,485	874,564
720-759	2,102,674	115,097	2,217,771
760-799	5,358,323	87,675	5,445,998
800+	21,134,384	136,024	21,270,408
No FICO available	155,708	22,345	178,053
Remaining PCI accounting adjustments	(3,913)	(2,357)	(6,270)
Total consumer loans	$29,997,941	595,953	30,593,894
December 31, 2018
By FICO:
< 600	$154,020	54,681	208,701
600-639	109,783	39,374	149,157
640-679	264,931	67,341	332,272
680-719	883,451	114,961	998,412
720-759	2,346,168	122,706	2,468,874
760-799	5,753,691	100,921	5,854,612
800+	22,092,691	149,147	22,241,838
No FICO available	169,681	23,375	193,056
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
June 30, 2019
By LTV/CLTV:
0-60%	$18,918,843	251,809	19,170,652
60.01-80%	10,170,256	175,898	10,346,154
80.01-100%	790,543	112,177	902,720
100.01-120% (1)	75,982	41,944	117,926
> 120% (1)	34,984	15,314	50,298
No LTV/CLTV available	11,246	1,168	12,414
Remaining PCI accounting adjustments	(3,913)	(2,357)	(6,270)
Total consumer loans	$29,997,941	595,953	30,593,894
December 31, 2018
By LTV/CLTV:
0-60%	$19,522,839	272,946	19,795,785
60.01-80%	11,273,694	196,614	11,470,308
80.01-100%	837,192	135,556	972,748
100.01-120% (1)	83,515	49,441	132,956
> 120% (1)	43,004	17,196	60,200
No LTV/CLTV available	14,172	753	14,925
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table due to the existence of the accretable yield, independent of performance in accordance with their contractual terms.

(in thousands)	Jun 30, 2019	Dec 31, 2018
Total commercial	$2,146	1,975
Consumer:
Real estate 1-4 family first mortgage	125,666	142,325
Real estate 1-4 family junior lien mortgage	31,023	34,625
Total consumer	156,689	176,950
Total nonaccrual loans (excluding PCI)	$158,835	178,925

LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $39.7 million and $46.4 million at June 30, 2019 and December 31, 2018, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with the Bureau of Consumer Financial Protection (formerly known as the Consumer Finance Protection Bureau) Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $496 thousand at June 30, 2019, and $373 thousand at December 31, 2018, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Jun 30, 2019	Dec 31, 2018
Total commercial	$—	—
Consumer:
Real estate 1-4 family first mortgage	2,547	5,819
Real estate 1-4 family junior lien mortgage	913	708
Total consumer	3,460	6,527
Total past due (excluding PCI)	$3,460	6,527

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $4.7 million at June 30, 2019 and $5.3 million at December 31, 2018.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
June 30, 2019
Total commercial	$2,810	2,179	1,949	440
Consumer:
Real estate 1-4 family first mortgage (1)	271,172	246,178	130,057	20,999
Real estate 1-4 family junior lien mortgage	82,128	73,490	52,938	13,139
Total consumer	353,300	319,668	182,995	34,138
Total impaired loans (excluding PCI)	$356,110	321,847	184,944	34,578
December 31, 2018
Total commercial	$2,369	1,958	1,958	442
Consumer:
Real estate 1-4 family first mortgage	336,694	282,330	153,353	23,995
Real estate 1-4 family junior lien mortgage	87,941	78,792	59,509	13,411
Total consumer	424,635	361,122	212,862	37,406
Total impaired loans (excluding PCI)	$427,004	363,080	214,820	37,848

(1)	Impaired loans includes reduction for loans sold to the Bank.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$2,181	13	3,146	15	2,182	28	3,068	27
Consumer:
Real estate 1-4 family first mortgage	266,327	3,682	303,572	4,794	274,883	8,218	308,252	9,754
Real estate 1-4 family junior lien mortgage	75,272	1,550	85,516	1,736	76,686	3,206	87,480	3,684
Total consumer	341,599	5,232	389,088	6,530	351,569	11,424	395,732	13,438
Total impaired loans	$343,780	5,245	392,234	6,545	353,751	11,452	398,800	13,465
Interest income:
Cash basis of accounting		$1,606		2,010		3,603		3,907
Other (1)		3,639		4,535		7,849		9,558
Total interest income		$5,245		6,545		11,452		13,465

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $321.8 million and $363.1 million at June 30, 2019 and December 31, 2018, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended June 30, 2019
Total commercial	$—	—	94	94	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	1,071	8	2,593	3,672	26	1.72	608
Real estate 1-4 family junior lien mortgage	195	140	670	1,005	—	5.32	316
Trial modifications (6)	—	—	367	367	—	—	—
Total consumer	1,266	148	3,630	5,044	26	2.95	924
Total	$1,266	148	3,724	5,138	26	2.95%	$924
Quarter ended June 30, 2018
Total commercial	$—	—	—	—	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	1,359	172	5,527	7,058	80	2.65	1,387
Real estate 1-4 family junior lien mortgage	—	255	1,718	1,973	1	2.78	255
Trial modifications (6)	—	—	597	597	—	—	—
Total consumer	1,359	427	7,842	9,628	81	2.67	1,642
Total	$1,359	427	7,842	9,628	81	2.67%	$1,642

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Six months ended June 30, 2019
Total commercial	$—	—	94	94	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	3,041	8	17,371	20,420	51	1.86	1,452
Real estate 1-4 family junior lien mortgage	600	188	3,384	4,172	45	3.56	726
Trial modifications (6)	—	—	(102)	(102)	—	—	—
Total consumer	3,641	196	20,653	24,490	96	2.42	2,178
Total	$3,641	196	20,747	24,584	96	2.42%	$2,178
Six months ended June 30, 2018
Total commercial	$—	—	2,067	2,067	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	3,408	172	11,129	14,709	156	2.42	2,487
Real estate 1-4 family junior lien mortgage	44	337	3,695	4,076	12	2.66	337
Trial modifications (6)	—	—	(992)	(992)	—	—	—
Total consumer	3,452	509	13,832	17,793	168	2.45	2,824
Total	$3,452	509	15,899	19,860	168	2.45%	$2,824

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $1.6 million and $2.6 million for the quarters ended June 30, 2019 and 2018, and $5.4 million and $6.8 million for the first half of 2019 and 2018, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in legally forgiving principal (actual, contingent or deferred) of $194 thousand and $206 thousand for the quarters ended June 30, 2019 and 2018, and $391 thousand and $318 thousand for the first half of 2019 and 2018, respectively.

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

	Recorded investment of defaults
	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Total commercial	$—	1,855	—	1,855
Consumer:
Real estate 1-4 family first mortgage	1,596	387	1,946	1,117
Real estate 1-4 family junior lien mortgage	31	170	106	225
Total consumer	1,627	557	2,052	1,342
Total	$1,627	2,412	2,052	3,197

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of June 30, 2019 and December 31, 2018, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	33,264,909	—	—	33,796,894	33,796,894

Financial liabilities
Line of credit with Bank (1)	927,697	—	—	927,697	927,697
December 31, 2018
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,398,325	—	—	34,703,481	34,703,481

Financial liabilities
Line of credit with Bank (1)	3,054,738	—	—	3,054,738	3,054,738

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			June 30, 2019 and December 31, 2018
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

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

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At June 30, 2019, the dividend coverage ratio was 7,105%.

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

	Quarter ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Income statement data
Interest income:
Net accretion of adjustments on loans	$5,933	5,041	12,755	9,319
Total interest income	5,933	5,041	12,755	9,319
Pledge fees	1,378	—	2,789	6,037
Gain (loss) on sale of loans	25,947	(33)	26,076	(1)
Interest expense	12,985	11,860	31,372	26,262
Loan servicing costs	21,073	21,360	42,618	43,282
Management fees	12,283	11,750	22,982	18,010

(in thousands)	Jun 30, 2019	Dec 31, 2018
Balance sheet related data
Cash and cash equivalents	$—	—
Loan acquisitions (year-to-date)	—	3,747,820
Loan sales (book value) (year-to-date)	(74,785)	(27,119)
Pledged loans (carrying value) (1)	3,073,581	3,226,825
Foreclosed asset sales (year-to-date)	(4,925)	(12,901)
Line of credit with Bank	927,697	3,054,738
Accounts receivable - affiliates, net	20,353	—
Accounts payable - affiliates, net	—	13,798

(1)	The fair value of pledged loans was approximately $3.2 billion at both June 30, 2019 and December 31, 2018, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At June 30, 2019 and June 30, 2018, the fee was equal to an annual rate of 17 basis points (0.17%) and 15 basis points (0.15%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. The increase in first half of 2019 was driven by an increase in allocations for portfolio credit monitoring and oversight.

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

Line of Credit We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $5.0 billion. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month LIBOR plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parent rather than the Bank.

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

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below and is incorporated herein by reference.

Exhibit No.	Description	Location

(3)(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to WFREIC’s Annual Report on Form 10-K for the year ended December 31, 2014.

(3)(b)	Bylaws.	Incorporated by reference to Exhibit 3.3 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(101.Ins)	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(101.Sch)	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.Cal)	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.Lab)	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.Pre)	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(101.Def)	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Real Estate Investment Corporation

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)
Dated: August 5, 2019