Form 10-Q
period 2019-09-30
Wells Fargo Real Estate Investment Corp.
filed 2019-11-04
CIK 1616093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of October 28, 2019, there were 34,058,028 shares of the registrant’s common stock outstanding.

FORM 10-Q
CROSS-REFERENCE INDEX

PART I - FINANCIAL INFORMATION
FINANCIAL REVIEW

Summary Financial Data
				% Change
	Quarter ended			September 30, 2019 from		Nine months ended
($ in thousands, except per share data)	Sep 30, 2019	Jun 30, 2019	Sep 30, 2018	Jun 30, 2019	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018	% Change
For the period
Net income	$327,223	334,945	301,123	(2)%	9	$965,607	927,458	4%
Net income applicable to common stock	322,826	330,548	296,726	(2)	9	952,416	914,267	4
Diluted earnings per common share	9.47	9.71	8.71	(2)	9	27.96	26.84	4
Profitability ratios
Return on average assets	3.94%	3.93	3.59	—	10	3.78%	3.60	5
Return on average stockholders’ equity	3.98	4.12	3.68	(3)	8	3.97	3.82	4
Average stockholders’ equity to average assets	98.80	95.26	97.42	4	1	95.35	94.35	1
Common dividend payout ratio (1)	100.84	93.72	96.10	8	5	97.68	98.99	(1)
Dividend coverage ratio (2)	7,254	7,105	7,064	2	3	7,254	7,064	3
Total revenue	$352,593	360,116	330,025	(2)	7	$1,054,177	1,007,049	5
Average loans	32,575,859	33,923,658	33,024,229	(4)	(1)	33,825,485	34,186,792	(1)
Average assets	32,986,937	34,191,626	33,288,067	(4)	(1)	34,128,259	34,443,845	(1)
Net interest margin	4.00%	3.92	3.99	2	—	3.94%	3.90	1
Net loan charge-offs (recoveries)	$(906)	(1,594)	(119)	(43)	661	$(3,126)	(1,411)	122
As a percentage of average total loans (annualized)	(0.01)%	(0.02)	—	(50)	(100)	(0.01)%	(0.01)	—
At period end
Loans	$31,859,049	33,352,794	32,510,311	(4)	(2)	$31,859,049	32,510,311	(2)
Allowance for loan losses	78,743	87,885	104,556	(10)	(25)	78,743	104,556	(25)
As a percentage of total loans	0.25%	0.26	0.32	(4)	(22)	0.25%	0.32	(22)
Assets	$32,440,391	33,377,272	32,589,234	(3)	—	$32,440,391	32,589,234	—
Total stockholders’ equity	32,437,702	32,439,876	32,399,530	—	—	32,437,702	32,399,530	—
Total nonaccrual loans and foreclosed assets	142,340	161,415	182,513	(12)	(22)	142,340	182,513	(22)
As a percentage of total loans	0.45%	0.48	0.56	(6)	(20)	0.45%	0.56	(20)
Loans 90 days or more past due and still accruing (3)	$4,341	3,460	6,118	25	(29)	$4,341	6,118	(29)

(1)	Dividends declared per common share as a percentage of earnings per common share.

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
As of September 30, 2019, we had $32.4 billion in assets, consisting substantially of real estate loan participation interests (loans). Our interests in mortgage and other assets have been acquired from the Bank pursuant to loan participation and servicing and assignment agreements among the Bank, certain of its subsidiaries and us. The Bank originated the loans, purchased them from other financial institutions or acquired them as part of the acquisition of other financial institutions. Substantially all of our loans are serviced by the Bank.
REIT Tax Status
For the tax year ended December 31, 2018, we complied with the relevant provisions of the Internal Revenue Code of 1986, as amended (the Code) to be taxed as a REIT. These provisions for qualifying as a REIT for federal income tax purposes are complex, involving many requirements, including among others, distributing at least 90% of our REIT taxable income to shareholders and satisfying certain asset, income and stock ownership tests. To the extent we meet those provisions, we will not be subject to federal income tax on net income. We continue to monitor each of these complex tests. We believe that we continue to satisfy each of these requirements and therefore continue to qualify as a REIT in 2019.
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

Financial Performance
We earned net income and net income applicable to common stock of $327.2 million and $322.8 million, respectively, in third quarter 2019, or $9.47 diluted earnings per common share, compared with $301.1 million and $296.7 million, respectively, in third quarter 2018, or $8.71 diluted earnings per common share. For the first nine months of 2019, net income and net income applicable to common stock were $965.6 million and $952.4 million, respectively, or $27.96 diluted earnings per common share, compared with $927.5 million and $914.3 million, respectively, for the same period a year ago, or $26.84 diluted earnings per common share. The increase in net income in the third quarter and first nine months of 2019 was predominantly attributable to an increase in noninterest income due to an $18.9 million gain on the sale of consumer loans, with a carrying value of $19.3 million, to the Bank in the third quarter of 2019. The increase in net income in the first nine months of 2019 was also attributable to a $25.7 million gain on the sale of real estate 1-4 family first mortgage loans to the Bank in the second quarter of 2019. These loans were previously written down to the fair value of the underlying collateral and are below their current recovery value.
Loans
Total loans were $31.9 billion at September 30, 2019, compared with $35.5 billion at December 31, 2018. Loans, net of allowance for loan losses, represented 98.0% of assets at September 30, 2019 and 99.7% at December 31, 2018.
Credit quality, as measured by net charge-offs, nonaccrual loans and delinquencies, remained strong during third quarter 2019. Net recoveries were $906 thousand and $3.1 million in the third quarter and first nine months of 2019, respectively, compared with $119 thousand and $1.4 million in the third quarter and first nine months of 2018. Nonaccrual loans were $141.4 million at September 30, 2019, compared with $178.9 million at December 31, 2018. Loans 90 days or more past due and still accruing were $4.3 million at September 30, 2019, compared with $6.5 million at December 31, 2018. Delinquencies remain a small percentage of our loan balances.

Reversal of provision for credit losses was $8.5 million and $16.6 million in the third quarter and first nine months of 2019, respectively, compared with $6.8 million and $22.9 million for the same periods in 2018. The higher reversal of provision for credit losses for the first nine months of 2018 reflected the improvement in our outlook for hurricane-related losses. Future allowance levels will be based on a variety of factors, including loan portfolio composition, size and performance, and the general economic environment, including housing market conditions.
Capital Distributions
Dividends declared to holders of our Series A preferred stock totaled $4.4 million and $13.1 million in the third quarter and first nine months, respectively, of 2019 and 2018. Dividends declared to holders of our Series B preferred stock totaled $14 thousand and $42 thousand in the third quarter and first nine months, respectively, of 2019 and 2018.
Dividends declared to the holders of our common stock increased to $325.0 million and $930.0 million in the third quarter and first nine months of 2019, respectively, compared with $285.0 million and $905.0 million in the third quarter and first nine months of 2018, respectively, due to an increase in estimated REIT taxable income for federal income tax purposes before dividends paid deduction attributable to the gain on sale of consumer loans in 2019.

Subsequent Events
On November 1, 2019, the Board of Directors approved the redemption of the Series A and Series B preferred stock to occur on December 11, 2019, at the redemption price of $25 and $1,000 per share, respectively, plus any authorized, declared, and any accumulated but unpaid dividends to the date of redemption. As a result of the redemption of the preferred stock, the Company will no longer qualify as a REIT after 2019 and will join Wells Fargo’s consolidated tax return on January 1, 2020.

Earnings Performance

Net Income
We earned net income of $327.2 million and $301.1 million in the third quarter of 2019 and 2018, respectively. For the first nine months of 2019, net income was $965.6 million, compared with $927.5 million, respectively, for the same periods a year ago. The increase in net income in the third quarter and first nine months of 2019 was attributable to an increase in noninterest income due to an $18.9 million gain on the sale of consumer loans, with a carrying value of $19.3 million, to the Bank in the third quarter of 2019. The increase in net income in the first nine months of 2019 was also attributable to a $25.7 million gain on the sale of real estate 1-4 family first mortgage loans to the Bank in the second quarter of 2019. These loans were previously written down to the fair value of the underlying collateral and are below their current recovery value.

Net Interest Income
Net interest income is the interest earned on loans and cash and cash equivalents less the interest paid on our Bank line of credit. Net interest margin is the average yield on interest-earning assets minus the average interest paid for funding. Interest-earning assets predominantly consist of loans. Net interest income was $326.8 million and $999.2 million in the third quarter and first nine months of 2019, respectively, compared with $329.9 million and $1.0 billion for the same periods a year ago. Net interest margin was 4.00% and 3.94% in the third quarter and first nine months of 2019, respectively, compared with 3.99% and 3.90% for the same periods a year ago. The increase in net interest margin for the third quarter and first nine months of 2019 was due to an increase in yields on interest-earning assets. Interest income in the third quarter and first nine months of 2019 included net accretion of adjustments on loans of $4.4 million and $17.2 million, respectively, compared with $5.0 million and $14.3 million a year ago.

Interest income in any one period can be affected by a variety of factors, including mix and size of the earning asset portfolio. See the “Risk Management - Asset/Liability Management - Interest Rate Risk” section in this Report for more information on interest rates and interest income.
The Company has a $5.0 billion line of credit with the Bank. Average borrowings for third quarter 2019 and 2018 were $393.4 million and $757.5 million, respectively, at weighted average interest rates of 2.95% and 2.41%, respectively. Average borrowings for the first nine months of 2019 and 2018 were $1.6 billion and $1.9 billion, respectively, at weighted average interest rates of 2.96% and 2.16%, respectively. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month London Interbank Offered Rate (LIBOR) plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parent rather than the Bank. It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021.
Table 1 presents the components of interest-earning assets and interest-bearing liabilities and related average yields to provide an analysis of year-over-year changes that influenced net interest income.

Table 1: Net Interest Income

	Quarter ended September 30,
			2019			2018
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,642,384	27,807	4.18%	$2,763,794	29,401	4.22%
Real estate 1-4 family mortgage loans	29,933,475	301,434	4.03	30,260,435	305,072	4.03
Interest-bearing deposits	102,742	525	2.03	2,243	12	2.07
Total interest-earning assets	$32,678,601	329,766	4.03	$33,026,472	334,485	4.04
Funding sources
Line of credit with Bank	$393,434	2,927	2.95	$757,455	4,604	2.41
Total interest-bearing liabilities	$393,434	2,927	2.95	$757,455	4,604	2.41
Net interest margin and net interest income		$326,839	4.00%		$329,881	3.99%
	Nine months ended September 30,
			2019			2018
(in thousands)	Average balance	Interest income/expense	Yields/rates	Average balance	Interest income/expense	Yields/rates
Earning assets
Commercial loans	$2,795,950	91,976	4.40%	$3,008,863	90,250	4.01%
Real estate 1-4 family mortgage loans	31,029,535	940,986	4.04	31,177,929	941,094	4.03
Interest-bearing deposits	34,624	525	2.03	756	12	2.07
Total interest-earning assets	$33,860,109	1,033,487	4.07	$34,187,548	1,031,356	4.02
Funding sources
Line of credit with Bank	$1,550,692	34,299	2.96	$1,907,366	30,866	2.16
Total interest-bearing liabilities	$1,550,692	34,299	2.96	$1,907,366	30,866	2.16
Net interest margin and net interest income		$999,188	3.94%		$1,000,490	3.90%

Reversal of Provision for Credit Losses
Reversal of provision for credit losses was $8.5 million and $16.6 million in the third quarter and first nine months of 2019, respectively, compared with $6.8 million and $22.9 million for the same periods a year ago. The higher reversal of provision for credit losses for the first nine months of 2018 reflected the improvement in our outlook for hurricane-related losses. See the “Balance Sheet Analysis” and "Risk Management – Allowance for Credit Losses” sections in this Report for additional information on the allowance for credit losses.

Noninterest Income
Noninterest income was $25.8 million and $55.0 million in the third quarter and first nine months of 2019, respectively, compared with $144 thousand and $6.6 million for the same periods a year ago. The increase in the third quarter and first nine months of 2019 was attributable to a gain on the sales of consumer loans to the Bank.
The certificate of designation for the Series A preferred stock limits our ability to pledge our loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. We earned $6.5 million and $9.3 million in pledge fees in the third quarter and first nine months of 2019, respectively. We did not earn pledge fees in third quarter 2018. Pledge fees were $6.0 million for the first nine months of 2018. The increase in the first nine months of 2019 was attributable to a higher average balance pledged.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Noninterest Expense
Noninterest expense was $33.9 million and $105.2 million in the third quarter and first nine months of 2019, respectively, compared with $35.7 million and $102.5 million for the same periods a year ago. Noninterest expense predominantly consists of loan servicing costs, management fees, and foreclosed assets expense.
The loans in our portfolio are predominantly serviced by the Bank pursuant to the terms of participation and servicing and assignment agreements. In limited instances, the Bank has delegated servicing responsibility to third parties that are not affiliated with us or the Bank. Depending on the loan type, the monthly servicing fee charges are based in part on (a) outstanding principal balances, (b) a flat fee per month, or (c) a total loan commitment amount. Loan servicing costs in the third quarter and first nine months of 2019 were $20.3 million and $62.9 million, respectively, compared with $20.6 million and $63.8 million for the same periods a year ago.
Management fees represent reimbursements made to the Bank for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. Management fees were $11.7 million and $34.7 million in the third quarter and first nine months of 2019, respectively, compared with $11.0 million and $29.0 million for the same periods a year ago. The increase in the first nine months of 2019 was driven by an increase in allocations for portfolio credit monitoring and oversight.
Foreclosed assets expense was $1.7 million and $7.0 million in the third quarter and first nine months of 2019, respectively, compared with $4.0 million and $9.2 million for the same periods a year ago. The decrease in the third quarter and first nine months of 2019 was due to a decline in property taxes. Substantially all of our foreclosed assets consist of residential 1-4 family real estate assets.
See Note 5 (Transactions With Related Parties) to Financial Statements in this Report for more details.

Balance Sheet Analysis

Total Assets
Our assets predominantly consist of commercial and consumer loans, although we have the authority to hold assets other than loans. Total assets were $32.4 billion at September 30, 2019, and $35.5 billion at December 31, 2018.
Loans
Loans were $31.9 billion at September 30, 2019, and $35.5 billion at December 31, 2018. The decrease is attributable to net paydowns in the first nine months of 2019. Real estate 1-4 family mortgage loans represented over 90% of our loan portfolio at both September 30, 2019 and December 31, 2018, respectively.
Allowance for Loan Losses
The allowance for loan losses decreased $18.0 million to $78.7 million at September 30, 2019, from $96.7 million at December 31, 2018, reflecting more favorable economic conditions, continued portfolio improvement, and declining balances due to sales to the Bank as well as natural attrition.
At September 30, 2019, the allowance for loan losses included $58.0 million for consumer loans and $20.7 million for commercial loans; however, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The total allowance reflects management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. See the “Risk Management – Credit Risk Management – Allowance for Credit Losses” section in this Report for a description of how management estimates the allowance for loan losses and the allowance for unfunded credit commitments.

Accounts Payable and Receivable—Affiliates, Net
Accounts payable and receivable from affiliates result from intercompany transactions in the normal course of business related to loan paydowns and payoffs, interest receipts, servicing costs, management fees and other transactions with the Bank or its affiliates.

Line of Credit with Bank
We have the ability to draw upon our $5.0 billion line of credit with the Bank to finance loan acquisitions. At September 30, 2019 we had no outstanding balance on our line of credit, compared with $3.1 billion at December 31, 2018. In the third quarter of 2019 we paid off our line of credit using loan paydowns.

Retained Earnings (Deficit)
We expect to distribute an aggregate amount of dividends with respect to outstanding capital stock equal to approximately 100% of our REIT taxable income for federal income tax purposes before dividends paid deduction. Because our net income determined under GAAP may vary from the determination of REIT taxable income, due to recognition differences for items such as loan losses and purchase accounting adjustments, periodic distributions may exceed our GAAP net income.
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
Table 2: Total Loans Outstanding by Portfolio Segment and Class of Financing Receivable and Weighted Average Contractual Maturity

	Loans outstanding		Weighted average maturity in years
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Total commercial	$2,585,200	3,055,423	3.3	3.2
Consumer:
Real estate 1-4 family first mortgage	28,721,017	31,769,813	24.0	24.7
Real estate 1-4 family junior lien mortgage	552,832	669,832	14.7	15.0
Total consumer	29,273,849	32,439,645	23.9	24.5
Total loans	$31,859,049	35,495,068	22.2	22.6
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

Table 3: Loan Portfolio by Geography

	September 30, 2019
(in thousands)	Commercial	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total	% of total loans
California	$1,223,082	7,684,529	5,584	8,913,195	28%
New York	10,036	2,801,063	35,897	2,846,996	9
Washington	105,782	2,138,680	696	2,245,158	7
Virginia	47,686	1,792,569	54,918	1,895,173	6
Texas	65,156	1,216,588	6,301	1,288,045	4
Maryland	71,090	1,130,113	25,866	1,227,069	4
Massachusetts	26,508	1,186,372	1,978	1,214,858	4
Pennsylvania	18,780	1,003,286	86,964	1,109,030	3
Illinois	2,863	1,039,238	764	1,042,865	3
Florida	271,229	673,487	71,883	1,016,599	3
Georgia	24,899	928,076	36,700	989,675	3
Oregon	129,005	820,442	377	949,824	3
Minnesota	24,449	898,948	1,227	924,624	3
Arizona	55,112	740,398	526	796,036	2
New Jersey	87,194	383,583	124,608	595,385	2
All other states (1)	422,329	4,283,645	98,543	4,804,517	16
Total loans	$2,585,200	28,721,017	552,832	31,859,049	100%

(1)	No state is greater than 2% of total loans.

COMMERCIAL AND INDUSTRIAL LOANS (C&I) C&I loans were less than 1% of total loans at September 30, 2019. We believe the C&I portfolio is appropriately underwritten. Our credit risk management process for this portfolio focuses on a customer's ability to repay the loan through their cash flows. Substantially all of the loans in our C&I portfolio were unsecured at September 30, 2019.

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

Table 4: CSRE Loans by State and Property Type

	September 30, 2019
(in thousands)	Total CSRE loans	% of total CSRE loans
By state:
California	$1,223,082	48%
Florida	270,908	11
Utah	151,479	6
Oregon	129,005	5
Washington	105,782	4
New Jersey	79,045	3
Maryland	71,090	3
Texas	65,156	3
Colorado	62,988	2
Arizona	55,112	2
Washington DC	49,891	2
Virginia	44,950	2
North Carolina	36,090	1
Rhode Island	33,002	1
Massachusetts	26,508	1
All other states (1)	168,903	6
Total loans	$2,572,991	100%
By property type:
Office buildings	$565,000	22%
Shopping centers	497,124	19
5 + multifamily residences	428,454	17
Warehouses	362,115	14
Retail establishments (restaurants, stores)	283,880	11
Mini-storage	142,516	6
Commercial/industrial (non-residential)	99,650	4
Motels/hotels	57,509	2
Manufacturing plants	56,494	2
Research and development	30,598	1
Other	49,651	2
Total loans	$2,572,991	100%

(1)	No state is greater than 1% of CSRE loans.

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
The credit performance associated with our real estate 1-4 family mortgage portfolio remained strong in third quarter 2019, as measured through net charge-offs, nonaccrual loans and delinquencies.

Table 5: Real Estate 1-4 Family Mortgage Loans LTV/CLTV by State

	September 30, 2019
(in thousands)	Real estate 1-4 family mortgage	Current LTV\CLTV ratio
California	$7,690,113	43%
New York	2,836,960	57
Washington	2,139,376	50
Virginia	1,847,487	60
Texas	1,222,889	56
Massachusetts	1,188,350	57
Maryland	1,155,979	62
Pennsylvania	1,090,250	59
Illinois	1,040,002	65
Georgia	964,776	58
Minnesota	900,175	60
Oregon	820,819	57
Florida	745,370	51
Arizona	740,924	55
Colorado	518,052	43
All other states (1)	4,372,327	56
Total loans	$29,273,849	53

(1)	No state is greater than 2% of real estate 1-4 family mortgage loans.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS Net charge-offs (recoveries) (annualized) as a percentage of average loans were 0.00% in both the third quarter and first nine months of 2019, respectively, compared with (0.02)% for the same periods a year ago. Nonaccrual loans were $113.0 million at

September 30, 2019, compared with $142.3 million at December 31, 2018.
Table 6 summarizes delinquency and loss rates by state for our real estate 1-4 family first mortgage portfolio.
Table 6: Real Estate 1-4 Family First Mortgage Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
California	$7,684,517	8,451,050	0.12%	0.11	—	—	—	—	—
New York	2,800,462	3,028,854	0.50	0.54	0.03	0.02	0.01	(0.01)	0.06
Washington	2,138,678	2,348,005	0.08	0.12	—	—	—	(0.01)	(0.01)
Virginia	1,791,785	1,954,719	0.40	0.47	0.02	—	0.02	0.01	(0.02)
Texas	1,216,564	1,351,937	0.42	0.34	(0.03)	—	—	0.01	(0.01)
Massachusetts	1,186,291	1,299,185	0.08	0.22	—	—	—	—	(0.02)
Maryland	1,129,870	1,237,011	0.33	0.44	(0.01)	—	(0.02)	—	0.01
Illinois	1,039,237	1,185,911	0.27	0.24	—	(0.02)	0.05	—	(0.04)
Pennsylvania	1,001,955	1,109,930	1.81	1.93	0.05	0.02	0.04	(0.03)	(0.12)
Georgia	927,530	1,030,320	0.29	0.33	(0.01)	—	(0.02)	(0.05)	(0.04)
Minnesota	898,945	987,652	0.01	0.01	—	—	—	(0.01)	(0.02)
Oregon	820,440	906,070	0.07	0.01	—	—	—	—	—
Arizona	740,396	835,533	0.32	0.21	—	—	—	—	—
Florida	672,425	777,733	1.08	1.68	(0.06)	0.03	(0.27)	(0.14)	(0.17)
Colorado	516,746	594,932	—	0.06	—	—	—	0.02	0.01
All other states (1)	4,148,404	4,663,815	1.00	1.12	—	(0.01)	(0.01)	0.03	(0.05)
Total	28,714,245	31,762,657	0.41	0.46	—	—	—	—	(0.02)
PCI	6,772	7,156
Total first mortgages	$28,721,017	31,769,813

(1)	No state is greater than 1% of real estate 1-4 family first mortgage loans.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS Our junior lien portfolio includes real estate 1-4 family junior lien mortgage loans secured by real estate. Predominantly all of our junior lien loans are amortizing payment loans with fixed interest rates and repayment periods between 5 to 30 years. Junior lien loans with balloon payments at the end of the repayment term represent less than 1% of our junior lien loans. We frequently monitor the credit performance of our junior lien mortgage portfolio for trends and factors that influence the frequency and severity of loss. Net charge-offs (recoveries) (annualized) as a percentage of average loans were (1.19)% and (0.80)% in the third quarter and first nine months of 2019, respectively, compared with 0.58% and 0.41% for the same periods a year ago. Nonaccrual loans were $26.9 million at September 30, 2019, compared with $34.6 million at December 31, 2018.
Table 7 summarizes delinquency and loss rates by state for our junior lien portfolio.
Table 7: Real Estate 1-4 Family Junior Lien Portfolio Performance

	Outstanding balance		% of loans 30 days or more past due		Loss (recovery) rate (annualized) quarter ended
(in thousands)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
New Jersey	$124,608	146,787	5.03%	4.83	(0.80)	(0.68)	(0.61)	(0.53)	1.43
Pennsylvania	86,964	104,882	3.76	4.16	(0.85)	(0.49)	(0.18)	1.50	0.92
Florida	71,883	88,122	3.33	3.21	(1.83)	(2.57)	(0.44)	(1.13)	(0.14)
Virginia	54,918	68,551	1.98	2.94	(0.07)	(0.18)	0.43	(0.88)	0.41
Georgia	36,700	45,857	1.79	2.64	(1.52)	(4.70)	(2.45)	(0.07)	0.16
North Carolina	36,054	44,343	2.55	6.36	0.14	(1.18)	(0.41)	(1.04)	0.13
New York	35,897	42,528	3.51	5.56	(1.85)	(0.16)	2.37	0.10	(0.46)
Connecticut	27,919	32,132	6.10	4.40	(4.71)	0.13	1.53	(0.53)	0.13
Maryland	25,866	31,099	3.90	4.46	(0.17)	(0.69)	(1.82)	0.60	2.34
South Carolina	10,075	12,567	2.04	2.54	(2.03)	(0.83)	1.93	(0.78)	(0.26)
All other states (1)	41,948	52,964	3.61	2.44	(1.84)	(0.35)	(0.20)	0.18	(0.10)
Total	552,832	669,832	3.67	4.05	(1.19)	(1.06)	(0.21)	(0.18)	0.58
PCI	—	—
Total junior lien mortgages	$552,832	669,832

(1)	No state is greater than 1% of real estate 1-4 family junior lien loans.

NONPERFORMING ASSETS (NONACCRUAL LOANS AND FORECLOSED ASSETS) Table 8 summarizes nonperforming assets (NPAs) for each of the last five quarters. For information about when we generally place loans on nonaccrual status, see Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2018 Form 10-K.
Table 8: Nonperforming Assets (Nonaccrual Loans and Foreclosed Assets)

(in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Nonaccrual loans:
Total commercial	$1,491	2,146	1,959	1,975	2,016
Consumer:
Real estate 1-4 family first mortgage	113,007	125,666	144,173	142,325	141,953
Real estate 1-4 family junior lien mortgage	26,910	31,023	33,587	34,625	35,948
Total consumer	139,917	156,689	177,760	176,950	177,901
Total nonaccrual loans (1)	141,408	158,835	179,719	178,925	179,917
Foreclosed assets	932	2,580	2,094	1,591	2,596
Total nonperforming assets	$142,340	161,415	181,813	180,516	182,513
As a percentage of total loans	0.45%	0.48	0.53	0.51	0.56

(1)	Excludes PCI loans because they continue to earn interest income from accretable yield, independent of performance in accordance with their contractual terms.

Total NPAs were $142.3 million (0.45% of total loans) at September 30, 2019, and included $141.4 million of nonaccrual loans. Total NPAs were $180.5 million (0.51% of total loans) at December 31, 2018, and included $178.9 million of nonaccrual loans. Total nonaccrual loans decreased $37.5 million to $141.4 million at September 30, 2019, from $178.9 million at December 31, 2018.
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
Table 9: Analysis of Changes in Nonaccrual Loans

	Quarter ended
(in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Commercial:
Balance, beginning of period	$2,146	1,959	1,975	2,016	2,506
Inflows	42	200	2	46	—
Outflows	(697)	(13)	(18)	(87)	(490)
Balance, end of period	1,491	2,146	1,959	1,975	2,016
Consumer:
Balance, beginning of period	156,689	177,760	176,950	177,901	185,127
Inflows	14,944	18,567	28,286	23,517	19,111
Outflows:
Returned to accruing	(16,293)	(9,218)	(15,705)	(9,954)	(12,164)
Foreclosures	(1,365)	(3,166)	(1,910)	(2,114)	(3,278)
Charge-offs	(1,309)	(952)	(1,501)	(2,963)	(2,538)
Payment, sales and other (1)	(12,749)	(26,302)	(8,360)	(9,437)	(8,357)
Total outflows	(31,716)	(39,638)	(27,476)	(24,468)	(26,337)
Balance, end of period	139,917	156,689	177,760	176,950	177,901
Total nonaccrual loans (excluding PCI)	$141,408	158,835	179,719	178,925	179,917

(1)	Amounts for the quarters ended September 30 and June 30, 2019 include consumer loans sold to the Bank.

TROUBLED DEBT RESTRUCTURINGS (TDRs) The recorded investment of loans modified in TDRs is provided in Table 10. The allowance for loan losses for TDRs was $32.1 million and $37.8 million at September 30, 2019 and December 31, 2018, respectively. See Note 2 (Loans and Allowance for Credit Losses) to Financial Statements in this Report for more information. Those loans discharged in bankruptcy and reported as TDRs have been written down to net realizable collateral value. In those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. When we delay the timing on the repayment of a portion of principal (principal forbearance), we charge off the amount of forbearance if that amount is not considered fully collectible.

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

Table 10: Troubled Debt Restructurings (TDRs)

(in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Total commercial TDRs	$1,764	2,179	2,183	1,958	2,509
Consumer:
Real estate 1-4 family first mortgage	234,807	242,762	283,651	278,459	289,563
Real estate 1-4 family junior lien mortgage	62,987	72,252	75,902	77,386	78,802
Trial modifications	3,995	4,654	4,530	5,277	5,044
Total consumer TDRs	301,789	319,668	364,083	361,122	373,409
Total TDRs	$303,553	321,847	366,266	363,080	375,918
TDRs on nonaccrual status	$90,773	104,131	121,279	109,713	113,893
TDRs on accrual status	212,780	217,716	244,987	253,367	262,025
Total TDRs	$303,553	321,847	366,266	363,080	375,918
Table 11: Analysis of Changes in TDRs

	Quarter ended
(in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Commercial:
Balance, beginning of period	$2,179	2,183	1,958	2,509	3,124
Inflows (1)	272	—	233	—	350
Outflows (2)	(687)	(4)	(8)	(551)	(965)
Balance, end of period	1,764	2,179	2,183	1,958	2,509
Consumer:
Balance, beginning of period	319,668	364,083	361,122	373,409	381,729
Inflows (1)	2,833	3,269	16,238	2,978	5,872
Outflows:
Charge-offs	(815)	(478)	(305)	(376)	(249)
Foreclosures	(616)	(1,101)	(386)	(486)	(1,298)
Payments, sales and other (2)	(18,622)	(46,228)	(11,839)	(14,635)	(11,710)
Net change in trial modifications (3)	(659)	123	(747)	232	(935)
Balance, end of period	301,789	319,668	364,083	361,122	373,409
Total TDRs	$303,553	321,847	366,266	363,080	375,918

(1)	Inflows include loans that modify, even if they resolve, within the period as well as advances on loans that modified in a prior period.

(2)
Other outflows include normal amortization/accretion of loan basis adjustments. No loans were removed from TDR classification in the quarters ended September 30, June 30, and March 31 2019, and December 31 and September 30, 2018, as a result of being refinanced or restructured at market terms and qualifying as new loans. Amounts for the quarters ended September 30 and June 30, 2019 include consumer loans sold to the Bank.

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

Loans 90 days or more past due and still accruing were less than 1% of loans at both September 30, 2019 and December 31, 2018.
Table 12 reflects non-PCI loans 90 days or more past due and still accruing.
Table 12: Loans 90 Days or More Past Due and Still Accruing (1)

(in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Total commercial	$—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	3,371	2,547	2,259	5,819	4,640
Real estate 1-4 family junior lien mortgage	970	913	759	708	1,478
Total consumer	4,341	3,460	3,018	6,527	6,118
Total past due (excluding PCI)	$4,341	3,460	3,018	6,527	6,118

(1)
PCI loans of $380 thousand, $496 thousand, $381 thousand, $373 thousand and $422 thousand at September 30, June 30 and March 31, 2019, and December 31 and September 30, 2018, respectively, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

NET CHARGE-OFFS Table 13 presents net charge-offs (recoveries) for third quarter 2019 and the previous four quarters. Substantially all net charge-offs (recoveries) were in consumer real estate. Net recoveries were $906 thousand and $119 thousand in third quarter 2019 and 2018, respectively.
Table 13: Net Charge-offs (Recoveries)

			Quarter ended
	Sep 30, 2019		Jun 30, 2019		Mar 31, 2019		Dec 31, 2018		Sep 30, 2018
(in thousands)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)	Net loan charge- offs	% of avg. loans (1)
Total commercial	$675	0.10%	$(38)	(0.01)%	$(8)	—%	$(13)	—%	$(12)	—%
Consumer:
Real estate 1-4 family first mortgage	152	—	63	—	(277)	—	(181)	—	(1,171)	(0.02)
Real estate 1-4 family junior lien mortgage	(1,733)	(1.19)	(1,619)	(1.06)	(341)	(0.21)	(319)	(0.18)	1,064	0.58
Total consumer	(1,581)	(0.02)	(1,556)	(0.02)	(618)	(0.01)	(500)	(0.01)	(107)	—
Total	$(906)	(0.01)%	$(1,594)	(0.02)%	$(626)	(0.01)%	$(513)	(0.01)%	$(119)	—%

(1)	Quarterly net charge-offs (recoveries) as a percentage of average loans are annualized.
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
The ratio of the allowance for credit losses to total nonaccrual loans may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Substantially all of our nonaccrual loans were real estate 1-4 family first and junior lien mortgage loans at September 30, 2019.
The allowance for loan losses decreased $18.0 million to $78.7 million at September 30, 2019, from $96.7 million at December 31, 2018, reflecting more favorable economic conditions, continued portfolio improvement, and declining balances due to sales to the Bank as well as natural attrition.
We believe the allowance for credit losses of $80.2 million at September 30, 2019, was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at that date. The allowance for credit losses is subject to change and reflects existing factors as of the date of determination, including economic or market conditions and ongoing internal and external examination processes. Due to the sensitivity of the allowance for credit losses to changes in the economic and business environment, it is possible that we will incur incremental credit losses not anticipated as of the balance sheet date. Future allowance levels will be based on a variety of factors, including change in loan balances, portfolio performance and general economic conditions. Our process for determining the allowance for credit losses is discussed in the “Critical Accounting Policy” section and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this Report and in our 2018 Form 10-K.
Table 14 presents an analysis of the allowance for credit losses.

Table 14: Allocation of the Allowance for Credit Losses (ACL)

	Quarter ended
	Sep 30, 2019		Jun 30, 2019		Mar 31, 2019		Dec 31, 2018		Sep 30, 2018
(in thousands)	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans	ACL	Loans as % of total loans
Total commercial	$22,237	8%	$24,046	8%	$25,220	10%	$26,281	10%	$23,722	8%
Consumer:
Real estate 1-4 family first mortgage	42,642	90	48,733	90	55,034	89	51,894	89	59,026	90
Real estate 1-4 family junior lien mortgage	15,357	2	16,439	2	19,416	1	20,093	1	23,454	2
Total consumer	57,999	92	65,172	92	74,450	90	71,987	90	82,480	92
Total	$80,236	100%	$89,218	100%	$99,670	100%	$98,268	100%	$106,202	100%

	Quarter ended
(in thousands)	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018
Components:
Allowance for loan losses	$78,743	87,885	98,158	96,743	104,556
Allowance for unfunded credit commitments	1,493	1,333	1,512	1,525	1,646
Allowance for credit losses	$80,236	89,218	99,670	98,268	106,202
Allowance for loan losses as a percentage of total loans	0.25%	0.26	0.28	0.27	0.32
Allowance for loan losses as a percentage of annualized net charge-offs	NM	NM	NM	NM	NM
Allowance for credit losses as a percentage of total loans	0.25	0.27	0.29	0.28	0.33
Allowance for credit losses as a percentage of total nonaccrual loans	56.74	56.17	55.46	54.92	59.03
NM – Not meaningful

Asset/Liability Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk and liquidity and funding.
INTEREST RATE RISK Interest rate risk is the sensitivity of earnings to changes in interest rates. At September 30, 2019, 11% of our loans had variable interest rates. In a declining rate environment, we may experience a reduction in interest income on our loan portfolio and a corresponding decrease in funds available to be distributed to our shareholders. The reduction in interest income may result from downward adjustment of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower yielding assets. To manage interest rate risk, we monitor loan paydown rates, portfolio composition, and the rate sensitivity of loans acquired. Our loan acquisition process attempts to balance desirable yields with the quality of loans acquired.
At September 30, 2019, approximately 89% of our loans had fixed interest rates. Such loans increase our interest rate risk. Our methods for evaluating interest rate risk include an analysis of interest-rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Our interest rate-sensitive liabilities are generally limited to our line of credit with the Bank.
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
At September 30, 2019, 12% of our assets had variable interest rates, and could be expected to reprice with changes in interest rates. At September 30, 2019, we had no interest bearing debt, a result of paying off our line of credit. This positive gap between our assets and liabilities indicates that an increase in interest rates would result in an increase in net interest income and a decrease in interest rates would result in a decrease in net interest income.

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

Proceeds received from paydowns of loans are typically sufficient to fund existing lending commitments. Depending upon the timing of the loan acquisitions, we may draw on our $5.0 billion revolving line of credit we have with the Bank as a short-term liquidity source. At September 30, 2019 we had no outstanding balance on our line of credit. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month LIBOR plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parent rather than the Bank. It is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021.
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
On November 1, 2019, the Board of Directors approved the redemption of the Series A and Series B preferred stock to occur on December 11, 2019, at the redemption price of $25 and $1,000 per share, respectively plus any authorized, declared, and any accumulated but unpaid dividends to the date of redemption.

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

We will adopt the guidance in first quarter 2020. Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of the Update, which will continue for the remainder of 2019, including parallel runs for CECL alongside our current allowance process.

We are in the process of developing, validating, and implementing models used to estimate credit losses under CECL. We have completed all of our loss forecasting models, and we expect to complete the validation process for our loan models during 2019.

Our current planned approach for estimating expected life-time credit losses for loans includes the following key components:
• An initial loss forecast period of one year for all portfolio segments and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.
• A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment and class of financing receivables based on the change in key historic economic variables during representative historical expansionary and recessionary periods.
• A reversion period of up to two years connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.
• Utilization of discounted cash flow (DCF) methods to measure credit impairment for loans modified in a TDR, unless they are collateral dependent and measured at the fair value of collateral. The DCF methods would obtain estimated life-time credit losses using the conceptual components described above.

Based on our portfolio composition as of September 30, 2019, and the current economic environment, we currently estimate an overall increase in our ACL for loans of approximately $14 million. The increase reflects an expected increase for longer duration residential mortgage loans partially offset by recoveries related to residential mortgage loans, which were previously written down during the last credit cycle and are below their current recovery value, and an expected decrease for commercial loans, given their short contractual maturities. The change from the estimate we provided last quarter primarily reflects a refinement to our CECL allowance methodology related to conventional non-conforming residential mortgage loans as well as reduced recoveries as a result of the sale of residential mortgage loans to the Bank during this period. We will continue to evaluate and refine the results of our loss estimates for the remainder of 2019.
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

The following risk factor updates the risk factors described in our 2018 Form 10-K:

We have elected to redeem our Series A preferred stock on December 11, 2019, which may have an adverse effect on the trading price for the Series A preferred stock. On November 1, 2019, we issued a notice to the holders of the Series A preferred stock that we have elected to redeem the Series A preferred stock at the redemption price of $25 per security, plus authorized, declared, and any accumulated but unpaid dividends to the date of redemption, December 11, 2019. On and after the redemption date, the Series A preferred stock will no longer be outstanding, dividends will cease to accrue, and all rights of the Series A preferred stock shall terminate except for the right to receive the redemption price. Investors in the Series A preferred stock may not be able to sell their securities in the secondary market, or if such a sale occurs the sale price may not be at or above the redemption price or at or above the initial price at which such shares were purchased. Holders also may not be able to invest their redemption proceeds in securities with a dividend yield comparable to that of the Series A preferred stock.

Controls and Procedures

Disclosure Controls and Procedures
The Company's management evaluated the effectiveness, as of September 30, 2019, of the Company's disclosure controls and procedures. The Company's chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Statements

Wells Fargo Real Estate Investment Corporation
Statement of Income (Unaudited)
	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Interest income	$329,766	334,485	1,033,487	1,031,356
Interest expense	2,927	4,604	34,299	30,866
Net interest income	326,839	329,881	999,188	1,000,490
Provision (reversal of provision) for credit losses	(8,503)	(6,824)	(16,592)	(22,890)
Net interest income after provision for credit losses	335,342	336,705	1,015,780	1,023,380
Noninterest income
Pledge fees	6,477	—	9,266	6,037
Gain (loss) on sale of loans	19,144	(70)	45,220	(71)
Other	133	214	503	593
Total noninterest income	25,754	144	54,989	6,559
Noninterest expense
Loan servicing costs	20,325	20,561	62,943	63,843
Management fees	11,708	10,977	34,690	28,987
Foreclosed assets	1,673	3,993	7,008	9,167
Other	167	195	521	484
Total noninterest expense	33,873	35,726	105,162	102,481
Net income	327,223	301,123	965,607	927,458
Comprehensive income	327,223	301,123	965,607	927,458
Dividends on preferred stock	4,397	4,397	13,191	13,191
Net income applicable to common stock	$322,826	296,726	952,416	914,267
Per common share information
Earnings per common share	$9.47	8.71	27.96	26.84
Diluted earnings per common share	9.47	8.71	27.96	26.84
Average common shares outstanding	34,058	34,058	34,058	34,058
Diluted average common shares outstanding	34,058	34,058	34,058	34,058

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Balance Sheet
(in thousands, except shares)	Sep 30, 2019	Dec 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$497,743	—
Loans	31,859,049	35,495,068
Allowance for loan losses	(78,743)	(96,743)
Net loans	31,780,306	35,398,325
Accounts receivable - affiliates, net	77,052	—
Other assets	85,290	94,942
Total assets	$32,440,391	35,493,267
Liabilities
Line of credit with Bank	$—	3,054,738
Accounts payable - affiliates, net	—	13,798
Other liabilities	2,689	9,445
Total liabilities	2,689	3,077,981
Stockholders’ Equity
Preferred stock	110	110
Common stock – $0.01 par value, authorized 100,000,000 shares; issued and outstanding 34,058,028 shares	341	341
Additional paid-in capital	32,550,660	32,550,660
Retained earnings (deficit)	(113,409)	(135,825)
Total stockholders’ equity	32,437,702	32,415,286
Total liabilities and stockholders’ equity	$32,440,391	35,493,267

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Changes in Stockholders’ Equity (Unaudited)
Quarter ended September 30,
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, June 30, 2019	$110	341	32,550,660	(111,235)	32,439,876
Net income	—	—	—	327,223	327,223
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $9.54 per share	—	—	—	(325,000)	(325,000)
Balance, September 30, 2019	$110	341	32,550,660	(113,409)	32,437,702
Balance, June 30, 2018	$110	341	32,550,660	(163,307)	32,387,804
Net income	—	—	—	301,123	301,123
Cash dividends
Series A preferred stock at $0.40 per share	—	—	—	(4,383)	(4,383)
Series B preferred stock at $21.25 per share	—	—	—	(14)	(14)
Common stock at $8.37 per share	—	—	—	(285,000)	(285,000)
Balance, September 30, 2018	$110	341	32,550,660	(151,581)	32,399,530

Nine months ended September 30,
(in thousands, except per share data)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Total stockholders’ equity
Balance, December 31, 2018	$110	341	32,550,660	(135,825)	32,415,286
Net income	—	—	—	965,607	965,607
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,149)	(13,149)
Series B preferred stock at $63.75 per share	—	—	—	(42)	(42)
Common stock at $27.31 per share	—	—	—	(930,000)	(930,000)
Balance, September 30, 2019	$110	341	32,550,660	(113,409)	32,437,702
Balance, December 31, 2017	$110	341	32,550,660	(160,848)	32,390,263
Net income	—	—	—	927,458	927,458
Cash dividends
Series A preferred stock at $1.20 per share	—	—	—	(13,149)	(13,149)
Series B preferred stock at $63.75 per share	—	—	—	(42)	(42)
Common stock at $26.57 per share	—	—	—	(905,000)	(905,000)
Balance, September 30, 2018	$110	341	32,550,660	(151,581)	32,399,530

The accompanying notes are an integral part of these statements.

Wells Fargo Real Estate Investment Corporation
Statement of Cash Flows (Unaudited)
	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$965,607	927,458
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of adjustments on loans	(17,193)	(14,275)
Provision (reversal of provision) for credit losses	(16,592)	(22,890)
Other operating activities, net	(22,593)	30,581
Net cash provided by operating activities	909,229	920,874
Cash flows from investing activities:
Increase (decrease) in cash realized from
Loans:
Proceeds from payments and sales	3,586,443	3,362,139
Net cash provided by investing activities	3,586,443	3,362,139
Cash flows from financing activities:
Increase (decrease) in cash realized from
Draws on line of credit with Bank	654,782	844,478
Repayments of line of credit with Bank	(3,709,520)	(4,213,697)
Cash dividends paid	(943,191)	(913,794)
Net cash used by financing activities	(3,997,929)	(4,283,013)
Net change in cash and cash equivalents	497,743	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$497,743	—
Supplemental cash flow disclosures:
Change in noncash items:
Transfers from loans to foreclosed assets	$7,609	10,448
Preferred dividends payable	—	4,397
Cash paid for interest	41,107	32,036
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
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP). For discussion of our significant accounting policies, see Note 1 (Summary of Significant Accounting Policies) in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). There were no material changes to these policies in third quarter 2019. The preparation of the financial statements in accordance with GAAP requires management to make estimates based on assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual future conditions could be significantly different than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates related to the allowance for credit losses (Note 2 (Loans and Allowance for Credit Losses)). Actual results could differ from those estimates.

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

Accounting Standards Adopted in 2019
In third quarter 2019, we did not adopt any new accounting standards.

Subsequent Events
On November 1, 2019, the Board of Directors approved the redemption of the Series A and Series B preferred stock to occur on December 11, 2019, at the redemption price of $25 and $1,000 per share, respectively plus any authorized, declared, and any accumulated but unpaid dividends to the date of redemption.

Note 2: Loans and Allowance for Credit Losses

The Company acquires loans originated or purchased by the Bank. In order to maintain our status as a REIT, the composition of the loans is highly concentrated in real estate. Underlying loans are concentrated primarily in California, New York, Washington, Virginia, Texas, Maryland and Massachusetts. These markets include approximately 62% of our total loan balance at September 30, 2019.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total reductions and additions for unamortized premiums, discounts and other adjustments were less than 1% of outstanding balances at September 30, 2019 and December 31, 2018.

(in thousands)	Sep 30, 2019	Dec 31, 2018
Total commercial	$2,585,200	3,055,423
Consumer:
Real estate 1-4 family first mortgage	28,721,017	31,769,813
Real estate 1-4 family junior lien mortgage	552,832	669,832
Total consumer	29,273,849	32,439,645
Total loans	$31,859,049	35,495,068

The following table summarizes the proceeds paid or received from the Bank for acquisitions and sales of loans, respectively.

	2019			2018
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(103,997)	(103,997)	(20,677)	—	(20,677)
Nine months ended September 30,
Loan acquisitions	$—	—	—	—	—	—
Loan sales	—	(204,858)	(204,858)	(20,677)	(5,775)	(26,452)

Commitments to Lend
The contract or notional amount of commercial loan commitments to extend credit was $497.4 million at September 30, 2019 and $462.2 million at December 31, 2018.

Pledged Loans
See Note 5 (Transactions With Related Parties) for additional details on our agreement with the Bank to pledge loans.

Allowance for Credit Losses
The following table presents the allowance for credit losses, which consists of the allowance for loan losses and the allowance for unfunded credit commitments.

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$89,218	113,736	$98,268	130,661
Provision (reversal of provision) for credit losses	(8,503)	(6,824)	(16,592)	(22,890)
Interest income on certain impaired loans (1)	(734)	(829)	(2,441)	(2,980)
Loan charge-offs:
Total commercial	(685)	—	(685)	—
Consumer:
Real estate 1-4 family first mortgage	(996)	(1,461)	(3,218)	(4,215)
Real estate 1-4 family junior lien mortgage	(1,098)	(2,576)	(3,501)	(7,567)
Total consumer	(2,094)	(4,037)	(6,719)	(11,782)
Total loan charge-offs	(2,779)	(4,037)	(7,404)	(11,782)
Loan recoveries:
Total commercial	10	12	56	40
Consumer:
Real estate 1-4 family first mortgage	844	2,632	3,280	7,983
Real estate 1-4 family junior lien mortgage	2,831	1,512	7,194	5,170
Total consumer	3,675	4,144	10,474	13,153
Total loan recoveries	3,685	4,156	10,530	13,193
Net loan recoveries	906	119	3,126	1,411
Other (2)	(651)	—	(2,125)	—
Balance, end of period	$80,236	106,202	$80,236	106,202
Components:
Allowance for loan losses	$78,743	104,556	$78,743	104,556
Allowance for unfunded credit commitments	1,493	1,646	1,493	1,646
Allowance for credit losses	$80,236	106,202	$80,236	106,202
Net loan (recoveries) charge-offs as a percentage of average total loans (3)	(0.01)%	—	(0.01)%	(0.01)
Allowance for loan losses as a percentage of total loans	0.25	0.32	0.25	0.32
Allowance for credit losses as a percentage of total loans	0.25	0.33	0.25	0.33

(1)
Certain impaired loans with an allowance calculated by discounting expected cash flows using the loan’s effective interest rate over the remaining life of the loan recognize changes in allowance attributable to the passage of time as interest income.

(2)	Represents allowance for consumer loans sold to the Bank.

(3)	Quarterly net charge-offs (recoveries) as a percentage of average total loans are annualized.

The following table summarizes the activity in the allowance for credit losses by our commercial and consumer portfolio segments.

	2019			2018
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Quarter ended September 30,
Balance, beginning of period	$24,046	65,172	89,218	25,856	87,880	113,736
Reversal of provision for credit losses	(1,134)	(7,369)	(8,503)	(2,146)	(4,678)	(6,824)
Interest income on certain impaired loans	—	(734)	(734)	—	(829)	(829)

Loan charge-offs	(685)	(2,094)	(2,779)	—	(4,037)	(4,037)
Loan recoveries	10	3,675	3,685	12	4,144	4,156
Net loan recoveries (charge-offs)	(675)	1,581	906	12	107	119
Other (1)	—	(651)	(651)	—	—	—
Balance, end of period	$22,237	57,999	80,236	23,722	82,480	106,202

Nine months ended September 30,
Balance, beginning of period	$26,281	71,987	98,268	28,085	102,576	130,661
Reversal of provision for credit losses	(3,415)	(13,177)	(16,592)	(4,403)	(18,487)	(22,890)
Interest income on certain impaired loans	—	(2,441)	(2,441)	—	(2,980)	(2,980)

Loan charge-offs	(685)	(6,719)	(7,404)	—	(11,782)	(11,782)
Loan recoveries	56	10,474	10,530	40	13,153	13,193
Net loan recoveries (charge-offs)	(629)	3,755	3,126	40	1,371	1,411
Other (1)	—	(2,125)	(2,125)	—	—	—
Balance, end of period	$22,237	57,999	80,236	23,722	82,480	106,202

(1)	Represents allowance for consumer loans sold to the Bank.
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology.

	Allowance for credit losses			Recorded investment in loans
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
September 30, 2019
Collectively evaluated (1)	$21,946	26,152	48,098	2,583,436	28,965,288	31,548,724
Individually evaluated (2)	291	31,847	32,138	1,764	301,789	303,553
Purchased credit-impaired (PCI) (3)	—	—	—	—	6,772	6,772
Total	$22,237	57,999	80,236	2,585,200	29,273,849	31,859,049
December 31, 2018
Collectively evaluated (1)	$25,839	34,581	60,420	3,053,465	32,071,367	35,124,832
Individually evaluated (2)	442	37,406	37,848	1,958	361,122	363,080
PCI (3)	—	—	—	—	7,156	7,156
Total	$26,281	71,987	98,268	3,055,423	32,439,645	35,495,068

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

Credit Quality
We monitor credit quality by evaluating various attributes and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. The following sections provide the credit quality indicators we most closely monitor. The credit quality indicators are generally based on information as of our financial statement date, with the exception of updated Fair Isaac Corporation (FICO) scores and updated loan-to-value (LTV)/combined LTV (CLTV). We obtain FICO scores at loan origination and the scores are generally updated at least quarterly, except in limited circumstances, including compliance with the Fair Credit Reporting Act (FCRA). Generally, the LTV and CLTV indicators are updated in the second month of each quarter, with updates no older than June 30, 2019.

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
The table below provides a breakdown of outstanding commercial loans by risk category.

(in thousands)	Total
September 30, 2019
By risk category:
Pass	$2,563,587
Criticized	21,613
Total commercial loans	$2,585,200
December 31, 2018
By risk category:
Pass	$3,016,328
Criticized	39,095
Total commercial loans	$3,055,423

The following table provides past due information for commercial loans, which we monitor as part of our credit risk management practices.

(in thousands)	Total
September 30, 2019
By delinquency status:
Current-29 days past due (DPD) and still accruing	$2,571,969
30-89 DPD and still accruing	11,740
90+ DPD and still accruing	—
Nonaccrual loans	1,491
Total commercial loans	$2,585,200
December 31, 2018
By delinquency status:
Current-29 DPD and still accruing	$3,044,878
30-89 DPD and still accruing	8,570
90+ DPD and still accruing	—
Nonaccrual loans	1,975
Total commercial loans	$3,055,423

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

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2019
By delinquency status:
Current-29 DPD	$28,605,858	531,273	29,137,131
30-59 DPD	47,938	10,897	58,835
60-89 DPD	15,792	3,506	19,298
90-119 DPD	8,158	2,511	10,669
120-179 DPD	7,305	1,633	8,938
180+ DPD	39,509	5,020	44,529
Remaining PCI accounting adjustments	(3,543)	(2,008)	(5,551)
Total consumer loans	$28,721,017	552,832	29,273,849
December 31, 2018
By delinquency status:
Current-29 DPD	$31,627,108	642,271	32,269,379
30-59 DPD	60,060	11,230	71,290
60-89 DPD	15,032	6,934	21,966
90-119 DPD	11,435	1,889	13,324
120-179 DPD	12,846	2,055	14,901
180+ DPD	47,935	8,127	56,062
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

The following table provides a breakdown of our consumer portfolio by FICO. FICO is not available for certain loan types and may not be obtained if we deem it unnecessary due to strong collateral and other borrower attributes.

(in thousands)	Real estate 1-4 family first mortgage	Real estate 1-4 family junior lien mortgage	Total
September 30, 2019
By FICO:
< 600	$129,880	43,110	172,990
600-639	102,722	28,450	131,172
640-679	233,202	50,441	283,643
680-719	754,085	94,235	848,320
720-759	2,085,787	102,390	2,188,177
760-799	4,951,864	84,792	5,036,656
800+	20,319,775	133,137	20,452,912
No FICO available	147,245	18,285	165,530
Remaining PCI accounting adjustments	(3,543)	(2,008)	(5,551)
Total consumer loans	$28,721,017	552,832	29,273,849
December 31, 2018
By FICO:
< 600	$154,020	54,681	208,701
600-639	109,783	39,374	149,157
640-679	264,931	67,341	332,272
680-719	883,451	114,961	998,412
720-759	2,346,168	122,706	2,468,874
760-799	5,753,691	100,921	5,854,612
800+	22,092,691	149,147	22,241,838
No FICO available	169,681	23,375	193,056
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

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

(in thousands)	Real estate 1-4 family first mortgage by LTV	Real estate 1-4 family junior lien mortgage by CLTV	Total
September 30, 2019
By LTV/CLTV:
0-60%	$19,081,852	242,206	19,324,058
60.01-80%	8,985,238	159,945	9,145,183
80.01-100%	565,789	103,902	669,691
100.01-120% (1)	56,406	35,616	92,022
> 120% (1)	24,429	12,459	36,888
No LTV/CLTV available	10,846	712	11,558
Remaining PCI accounting adjustments	(3,543)	(2,008)	(5,551)
Total consumer loans	$28,721,017	552,832	29,273,849
December 31, 2018
By LTV/CLTV:
0-60%	$19,522,839	272,946	19,795,785
60.01-80%	11,273,694	196,614	11,470,308
80.01-100%	837,192	135,556	972,748
100.01-120% (1)	83,515	49,441	132,956
> 120% (1)	43,004	17,196	60,200
No LTV/CLTV available	14,172	753	14,925
Remaining PCI accounting adjustments	(4,603)	(2,674)	(7,277)
Total consumer loans	$31,769,813	669,832	32,439,645

(1)	Reflects total loan balances with LTV/CLTV amounts in excess of 100%. In the event of default, the loss content would generally be limited to only the amount in excess of 100% LTV/CLTV.

NONACCRUAL LOANS The following table provides loans on nonaccrual status. PCI loans are excluded from this table because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.

(in thousands)	Sep 30, 2019	Dec 31, 2018
Total commercial	$1,491	1,975
Consumer:
Real estate 1-4 family first mortgage	113,007	142,325
Real estate 1-4 family junior lien mortgage	26,910	34,625
Total consumer	139,917	176,950
Total nonaccrual loans (excluding PCI)	$141,408	178,925

LOANS IN PROCESS OF FORECLOSURE Our recorded investment in consumer mortgage loans collateralized by residential real estate property that are in process of foreclosure was $36.0 million and $46.4 million at September 30, 2019 and December 31, 2018, and none of these loans are government insured/guaranteed. We commence the foreclosure process on consumer real estate loans when a borrower becomes 120 days delinquent in accordance with the Consumer Finance Protection Bureau Guidelines. Foreclosure procedures and timelines vary depending on whether the property address resides in a judicial or non-judicial state. Judicial states require the foreclosure to be processed through the state’s courts while non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family mortgage loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due. PCI loans of $380 thousand at September 30, 2019, and $373 thousand at December 31, 2018, are excluded from this disclosure even though they are 90 days or more contractually past due. These PCI loans are considered to be accruing because they continue to earn interest from accretable yield, independent of performance in accordance with their contractual terms.
The following table shows non-PCI loans 90 days or more past due and still accruing.

(in thousands)	Sep 30, 2019	Dec 31, 2018
Total commercial	$—	—
Consumer:
Real estate 1-4 family first mortgage	3,371	5,819
Real estate 1-4 family junior lien mortgage	970	708
Total consumer	4,341	6,527
Total past due (excluding PCI)	$4,341	6,527

Impaired Loans The table below summarizes key information for impaired loans. Our impaired loans predominantly include loans on nonaccrual status in the commercial portfolio segment and loans modified in a TDR, whether on accrual or nonaccrual status. These impaired loans generally have estimated losses which are included in the allowance for credit losses. We have impaired loans with no allowance for credit losses when loss content has been previously recognized through charge-offs and we do not anticipate additional charge-offs or losses, or certain loans are currently performing in accordance with their terms and for which no loss has been estimated. Impaired loans exclude PCI loans. The table below includes trial modifications that totaled $4.0 million at September 30, 2019 and $5.3 million at December 31, 2018.

		Recorded investment
(in thousands)	Unpaid principal balance	Impaired loans	Impaired loans with related allowance for credit losses	Related allowance for credit losses
September 30, 2019
Total commercial	$3,170	1,764	1,534	291
Consumer:
Real estate 1-4 family first mortgage (1)	261,293	237,717	124,957	20,213
Real estate 1-4 family junior lien mortgage	67,945	64,072	48,870	11,634
Total consumer	329,238	301,789	173,827	31,847
Total impaired loans (excluding PCI)	$332,408	303,553	175,361	32,138
December 31, 2018
Total commercial	$2,369	1,958	1,958	442
Consumer:
Real estate 1-4 family first mortgage	336,694	282,330	153,353	23,995
Real estate 1-4 family junior lien mortgage	87,941	78,792	59,509	13,411
Total consumer	424,635	361,122	212,862	37,406
Total impaired loans (excluding PCI)	$427,004	363,080	214,820	37,848

(1)	Impaired loans includes reduction for loans sold to the Bank.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans by portfolio segment and class.

	Quarter ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Total commercial	$2,042	18	2,903	16	2,126	46	2,996	43
Consumer:
Real estate 1-4 family first mortgage	242,040	3,668	295,471	4,660	264,617	11,886	304,118	14,414
Real estate 1-4 family junior lien mortgage	70,067	1,134	81,597	1,632	74,358	4,340	85,549	5,316
Total consumer	312,107	4,802	377,068	6,292	338,975	16,226	389,667	19,730
Total impaired loans	$314,149	4,820	379,971	6,308	341,101	16,272	392,663	19,773
Interest income:
Cash basis of accounting		$1,434		1,911		5,037		5,818
Other (1)		3,386		4,397		11,235		13,955
Total interest income		$4,820		6,308		16,272		19,773

(1)
Includes interest recognized on accruing TDRs, interest recognized related to certain impaired loans which have an allowance calculated using discounting, and amortization of purchase accounting adjustments related to certain impaired loans.

Troubled Debt Restructuring (TDRs) When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR, the balance of which totaled $303.6 million and $363.1 million at September 30, 2019 and December 31, 2018, respectively. We do not consider loan resolutions, such as foreclosure or short sale, to be a TDR.
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

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Quarter ended September 30, 2019
Total commercial	$—	—	271	271	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	1,026	209	2,045	3,280	—	1.51	1,075
Real estate 1-4 family junior lien mortgage	17	192	389	598	—	2.41	209
Trial modifications (6)	—	—	(252)	(252)	—	—	—
Total consumer	1,043	401	2,182	3,626	—	1.66	1,284
Total	$1,043	401	2,453	3,897	—	1.66%	$1,284
Quarter ended September 30, 2018
Total commercial	$—	549	—	549	—	3.11%	$549
Consumer:
Real estate 1-4 family first mortgage	2,006	799	3,442	6,247	—	2.77	2,262
Real estate 1-4 family junior lien mortgage	27	603	1,030	1,660	39	2.53	603
Trial modifications (6)	—	—	(774)	(774)	—	—	—
Total consumer	2,033	1,402	3,698	7,133	39	2.72	2,865
Total	$2,033	1,951	3,698	7,682	39	2.78%	$3,414

	Primary modification type (1)				Financial effects of modifications
(in thousands)	Principal (2)	Interest rate reduction	Other concessions (3)	Total	Charge- offs (4)	Weighted average interest rate reduction	Recorded investment related to interest rate reduction (5)
Nine months ended September 30, 2019
Total commercial	$—	—	365	365	—	—%	$—
Consumer:
Real estate 1-4 family first mortgage	4,067	217	19,416	23,700	51	1.71	2,527
Real estate 1-4 family junior lien mortgage	617	380	3,773	4,770	45	3.30	935
Trial modifications (6)	—	—	(354)	(354)	—	—	—
Total consumer	4,684	597	22,835	28,116	96	2.14	3,462
Total	$4,684	597	23,200	28,481	96	2.14%	$3,462
Nine months ended September 30, 2018
Total commercial	$—	549	2,067	2,616	—	3.11%	$549
Consumer:
Real estate 1-4 family first mortgage	5,414	971	14,571	20,956	156	2.59	4,749
Real estate 1-4 family junior lien mortgage	71	940	4,725	5,736	51	2.58	940
Trial modifications (6)	—	—	(1,766)	(1,766)	—	—	—
Total consumer	5,485	1,911	17,530	24,926	207	2.59	5,689
Total	$5,485	2,460	19,597	27,542	207	2.63%	$6,238

(1)
Amounts represent the recorded investment in loans after recognizing the effects of the TDR, if any. TDRs may have multiple types of concessions, but are presented only once in the first modification type based on the order presented in the table above. The reported amounts include loans remodified of $1.1 million and $2.6 million for the quarters ended September 30, 2019 and 2018, and $6.5 million and $9.4 million for the first nine months of 2019 and 2018, respectively.

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

(4)
Charge-offs include write-downs of the investment in the loan in the period it is contractually modified. The amount of charge-off will differ from the modification terms if the loan has been charged down prior to the modification based on our policies. In addition, there may be cases where we have a charge-off/down with no legal principal modification. Modifications resulted in deferring or legally forgiving principal (actual or contingent) of $121 thousand and $166 thousand for the quarters ended September 30, 2019 and 2018, and $512 thousand and $484 thousand for the first nine months of 2019 and 2018, respectively.

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

	Recorded investment of defaults
	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Total commercial	$—	—	—	1,855
Consumer:
Real estate 1-4 family first mortgage	58	337	2,004	1,454
Real estate 1-4 family junior lien mortgage	92	44	198	269
Total consumer	150	381	2,202	1,723
Total	$150	381	2,202	3,578

Note 3: Fair Values of Assets and Liabilities

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. We did not elect the fair value option for any financial instruments as permitted in FASB ASC 825, Financial Instruments, which allows companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. As of September 30, 2019 and December 31, 2018, assets measured at fair value on a nonrecurring basis were less than 1% of total assets. See Note 1 (Summary of Significant Accounting Policies) in our 2018 Form 10-K for additional information about our fair value measurement policies and methods.

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

	Carrying amount	Estimated fair value
(in thousands)		Level 1	Level 2	Level 3	Total
September 30, 2019
Financial assets
Cash and cash equivalents (1)	$497,743	497,743	—	—	497,743
Loans, net (2)	31,780,306	—	—	32,583,347	32,583,347

Financial liabilities
Line of credit with Bank (1)	—	—	—	—	—
December 31, 2018
Financial assets
Cash and cash equivalents (1)	$—	—	—	—	—
Loans, net (2)	35,398,325	—	—	34,703,481	34,703,481

Financial liabilities
Line of credit with Bank (1)	3,054,738	—	—	3,054,738	3,054,738

(1)	Amounts consist of financial instruments in which carrying value approximates fair value.

(2)	Carrying amount is net of allowance for loan losses.

Note 4: Common and Preferred Stock

The following table provides details of our authorized common and preferred stock.

			September 30, 2019 and December 31, 2018
	Liquidation preference per share	Shares authorized	Shares issued and outstanding	Par value per share	Carrying value
Preferred stock:
Series A
6.375%, Cumulative, Perpetual Series A Preferred Stock	$25	11,000,000	11,000,000	$0.01	110,000
Series B
$85 Annual Dividend Per Share, Cumulative, Perpetual Series B Preferred Stock	1,000	1,000	667	0.01	7
Common stock		100,000,000	34,058,028	0.01	340,580
Total		111,001,000	45,058,695		$450,587

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
On November 1, 2019, the Board of Directors approved the redemption of the Series A and Series B preferred stock to occur on December 11, 2019, at the redemption price of $25 and $1,000 per share, respectively plus any authorized, declared, and any accumulated but unpaid dividends to the date of redemption.

The certificate of designation for the Series A preferred stock limits our ability to pay dividends on our common stock or make any payment of interest or principal on our line of credit with the Bank if the dividend coverage ratio for the four prior fiscal quarters is less than 150%. The dividend coverage ratio, expressed as a percentage, is calculated by dividing the four prior fiscal quarters’ funds from operations, defined as GAAP net income excluding gains or losses from sales of property, by the amount that would be required to pay annual dividends on the Series A and Series B preferred stock. At September 30, 2019, the dividend coverage ratio was 7,254%.

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

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Income statement data
Interest income:
Net accretion of adjustments on loans	$4,438	4,956	17,193	14,275
Interest on deposits	525	12	525	12
Total interest income	4,963	4,968	17,718	14,287
Pledge fees	6,477	—	9,266	6,037
Gain (loss) on sale of loans	19,144	(70)	45,220	(71)
Interest expense	2,927	4,604	34,299	30,866
Loan servicing costs	20,325	20,561	62,943	63,843
Management fees	11,708	10,977	34,690	28,987

(in thousands)	Sep 30, 2019	Dec 31, 2018
Balance sheet related data
Cash and cash equivalents	$497,743	—
Loan acquisitions (year-to-date)	—	3,747,820
Loan sales (book value) (year-to-date)	(159,638)	(27,119)
Pledged loans (carrying value) (1)	14,812,219	3,226,825
Foreclosed asset sales (year-to-date)	(8,268)	(12,901)
Line of credit with Bank	—	3,054,738
Accounts receivable - affiliates, net	77,052	—
Accounts payable - affiliates, net	—	13,798

(1)	The fair value of pledged loans was approximately $15.1 billion and $3.2 billion at September 30, 2019 and December 31, 2018, respectively.

Loans We acquire and sell loans to and from the Bank. The acquisitions and sales are transacted at fair value resulting in acquisition discounts and premiums or gains and losses on sales. The net acquisition discount accretion or premium amortization is reported within interest income. Gains or losses on sales of loans are included within noninterest income.
The certificate of designation for the Series A preferred stock limits our ability to pledge loans to an aggregate amount not exceeding 80% of our total assets at any time as collateral on behalf of the Bank for the Bank’s access to secured borrowing facilities through the Federal Home Loan Banks or the discount window of Federal Reserve Banks. However, the Bank's borrowings will differ from loan balances pledged. In exchange for the pledge of our loan assets, the Bank pays us a fee that is consistent with market terms. At September 30, 2019 and September 30, 2018, the fee was equal to an annual rate of 17 basis points (0.17%) and 15 basis points (0.15%), respectively, as applied to the unpaid principal balance of pledged loans on a monthly basis. Such fee may be renegotiated by us and the Bank from time to time.

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

Management Fees We pay the Bank a management fee to reimburse for general overhead expenses, including allocations of technology support and a combination of finance and accounting, risk management and other general overhead expenses incurred on our behalf. Management fees include direct and indirect expense allocations. Indirect expenses are allocated based on ratios that use our proportion of expense activity drivers. The expense activity drivers and ratios may change from time to time. The increase in first nine months of 2019 was driven by an increase in allocations for portfolio credit monitoring and oversight.

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

Line of Credit We have a revolving line of credit with the Bank, pursuant to which we can borrow up to $5.0 billion. Effective March 2019, the Company renewed the line of credit with the Bank and the interest rate increased from three-month LIBOR plus 4.4 basis points (0.044%) to three-month LIBOR plus 65.0 basis points (0.650%). The change in interest rate was driven by an increase in term, along with a change in underwriting which aligned our credit rating with that of our direct parent rather than the Bank. In the third quarter of 2019 we paid off our line of credit using loan paydowns.

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

Item 6.    Exhibits

A list of exhibits to this Form 10-Q is set forth below and is incorporated herein by reference.

Exhibit No.	Description	Location

(3)(a)	Amended and Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3)(a) to WFREIC’s Annual Report on Form 10-K for the year ended December 31, 2014.

(3)(b)	Bylaws.	Incorporated by reference to Exhibit 3.3 to WFREIC’s Registration Statement on Form S-11 No. 333-198948 filed November 18, 2014.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(101.Ins)	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(101.Sch)	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

(101.Cal)	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

(101.Lab)	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

(101.Pre)	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

(101.Def)	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith.

(104)	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Real Estate Investment Corporation

By:	/s/ RICHARD D. LEVY
Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)
Dated: November 4, 2019